Form 10-K
period 2000-12-31
TRITEL PCS INC; TRITEL INC; TRITEL COMMUNICATIONS INC; TRITEL FINANCE INC
filed 2001-03-30
CIK 1088384, 1088383, 1088385, 1088386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the transition period from   to   .

                       Commission File Number: 333-82509

                                Tritel PCS, Inc.
             (Exact name of registrant as specified in its charter)

       Delaware                      4812                         64-0896438
   (State or other
   jurisdiction of
   incorporation or      (Primary Standard Industrial          (I.R.S. Employer
    organization)        Classification Code Number)          Identification No.)

                                ---------------
                  and the parent company of Tritel PCS, Inc.:
                      Commission file number: 333-82509-01
                                  Tritel, Inc.
             (Exact name of registrant as specified in its charter)

       Delaware                      4812                         64-0896417
   (State or other
   jurisdiction of
   incorporation or      (Primary Standard Industrial          (I.R.S. Employer
    organization)        Classification Code Number)          Identification No.)

                                ---------------
               and the following subsidiary of Tritel PCS, Inc.:
                      Commission file number: 333-82509-02
                          Tritel Communications, Inc.
             (Exact name of registrant as specified in its charter)

       Delaware                      4812                         64-0896042
   (State or other
   jurisdiction of
   incorporation or      (Primary Standard Industrial          (I.R.S. Employer
    organization)         Classification Code Number          Identification No.)

                                ---------------
               and the following subsidiary of Tritel PCS, Inc.:
                      Commission file number: 333-82509-03
                              Tritel Finance, Inc.
             (Exact name of registrant as specified in its charter)

       Delaware                      4812                         64-0896439
   (State or other
   jurisdiction of
   incorporation or      (Primary Standard Industrial          (I.R.S. Employer
    organization)        Classification Code Number)          Identification No.)

                                ---------------

                         1010 N. Glebe Road, Suite 800
                              Arlington, VA 22201
                    (Address of principal executive offices)

                                 (703) 236-1100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Forward-Looking Statements or Information

   This Form 10-K, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of one of its authorized executive officers may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In connection therewith, please see the cautionary statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking
Statements: Cautionary Statements" contained in the Form 10-K filed by TeleCorp PCS, Inc. for the fiscal year ended December 31, 2000 and elsewhere in that report and this report which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                                     PART I

Item 1. Business

The Company

   Tritel, Inc. (the Company) is an AT&T Wireless affiliate providing digital wireless personal communication services, or PCS, to licensed service areas covering 14.0 million people in the south-central United States. As of December 31, 2000, the Company had launched service in 38 markets, and had 205,675 customers. These markets include 13.7 million people, or 98% of the population in its licensed areas.

   The Company's licensed markets cover a contiguous geographic area, including eight of the 100 largest metropolitan areas in the United States. The Company's major markets include: Birmingham and Mobile, Alabama; Louisville and Lexington, Kentucky; Chattanooga, Nashville and Knoxville, Tennessee; and Jackson, Mississippi. The Company believes that these are attractive markets for providing wireless communications services because they contain major population and business centers, as well as traffic corridors, that generate significant wireless telephone usage.

   In anticipation of the acquisition of the Company by TeleCorp PCS, Inc., a new holding company, TeleCorp-Tritel Holding Company (Holding Company), was formed in accordance with the Agreement and Plan of Reorganization and Contribution, as amended, dated as of February 28, 2000, among TeleCorp PCS, Inc., the Company and AT&T Wireless Services, Inc. (the Merger). On November 13, 2000, each of TeleCorp PCS, Inc. and the Company merged with newly-formed wholly-owned subsidiaries of Holding Company. At that time, Holding Company was renamed TeleCorp PCS, Inc. (TeleCorp PCS) and the newly-formed wholly-owned subsidiary was merged with and was renamed TeleCorp Wireless, Inc. (TeleCorp Wireless). After the merger, the Company retained its name.

   In accordance with the terms of the Merger, all of the capital stock of TeleCorp Wireless and the Company was converted into the right to receive capital stock in TeleCorp PCS. As a result of the merger, TeleCorp PCS is controlled by the former holders of the voting preference common stock of TeleCorp Wireless, namely, Gerald T. Vento and Thomas H. Sullivan who are also the Company's chief executive officer and its executive vice president and chief financial officer, respectively, and TeleCorp Wireless and the Company are both wholly-owned subsidiaries of TeleCorp PCS.

Item 2. Properties

   The Company currently owns no real property. The Company has entered into leases for 75,543 square feet of office space in Jackson, Mississippi, for use as its regional headquarters. The Company also leases 20,000 and 48,500 square feet, respectively, of office space for use as its regional project and sales office and office space for use as its customer operations center, both located in Ridgeland, Mississippi. Additionally, the Company has office space located in Flowood, Mississippi that was used for its former customer care center, which is on the market for sublease. For the year ended December 31, 2000, the Company expensed $25.2 million related to its headquarters, regional project and sales office and customer operations center sites.

Item 3. Legal Proceedings.

   Welsh. On August 28, 2000, Edwin Welsh commenced an action to reopen a final judgment dismissing with prejudice certain litigation he had brought against Tritel's predecessor companies and certain of Tritel's initial investors in the Chancery Court of the First Judicial District of Hinds County, Mississippi. The final judgment arose out of a settlement of the underlying litigation. Mr. Welsh claims that he was fraudulently induced to enter into that settlement agreement because, among other things, he was misled as to the plans of Tritel to make a public offering of its stock. In addition, on August 28, 2000, Mr. Welsh commenced an action against Tritel, its predecessor companies and certain of Tritel's initial investors in the same court. Mr. Welsh seeks actual damages of $30 million and punitive damages of $300 million. Tritel intends to vigorously defend these actions and believes that it has meritorious defenses to these claims.

   High Plains. Nineteen of Tritel's Federal Communications Commission (FCC) licenses (each of which covers 10 MHz), including eight that Tritel is contractually obligated to sell to a third party (the eleven remaining licenses cover approximately 4 million people), were originally awarded to Mercury PCS II, LLC as a result of the Federal Communications Commission's D, E, and F Block PCS auction. Mercury's original application for these authorizations was contested by High Plains Wireless, L.P., a competing bidder in that auction, which alleged that Mercury violated the Federal Communications Commission's rules by engaging in reflexive bidding. Although the Federal Communications Commission originally proposed to fine Mercury $650,000 for this violation, the Federal Communications Commission ultimately rescinded its proposed fine based upon its determination that Mercury lacked notice that reflexive bidding was prohibited conduct. The Department of Justice also terminated a related inquiry with a consent decree prohibiting Mercury from engaging in such activities in the future and requiring Mercury to institute an antitrust compliance program. During the course of the Federal Communications Commission proceedings regarding Mercury's bidding activities, High Plains also asserted that Mercury violated the Federal Communications Commission's ex parte regulations and demonstrated a lack of candor in responding to the Federal Communications Commission's inquiries. On June 30, 2000, High Plains sought judicial review by the Court of Appeals for the District of Columbia Circuit of the decisions by the Federal Communications Commission: (i) granting certain licenses to Mercury and eliminating conditions on other previously granted licenses and (ii) finding in favor of Mercury on the ex parte and candor issues. Tritel has intervened in the appeal and filed a motion arguing for dismissal of High Plains appeal on jurisdictional and procedural grounds. Because the relief sought by High Plains includes a potential determination that Mercury was unfit to be a licensee, the appeal could materially and adversely impact licenses held by Tritel that were assigned from Mercury if High Plains prevails. However, the Company believes that High Plains is extremely unlikely to prevail on substantive, jurisdictional and procedural grounds and that, if High Plains were to succeed, it is even more unlikely that the Federal Communications Commission would take any action beyond reinstating the original fine against Mercury.

Item 4. Submission of Matters to a Vote of Security Holders.

   Intentionally omitted as the registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instructions I(1) (a) and (b) of Form 10-K and is, therefore, filing this Form 10-K with the reduced disclosure format.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   On October 27, 2000, the Company issued an aggregate of 1,480,697 shares (the "Shares") of its Common Stock, par value $.01 per share. No underwriters were involved in the transaction. The Company issued the Shares to Digital PCS, Inc. The Shares were issued as partial consideration for PCS licenses covering approximately 2.0 million people in Florida and Southern Georgia, which licenses were valued at approximately $6.3 million. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the transaction did not involve any public offering by the Company.

   The Company's Class A Common Stock previously traded on the Nasdaq National Market ("Nasdaq") under the symbol "TTEL". In connection with the Merger (i) the Company's Class A Common Stock ceased trading on Nasdaq, and (ii) TeleCorp PCS's Class A Common Stock began trading on Nasdaq under the symbol "TLCP". As a result, there is currently no established public trading market for any class of the Company's common stock.

Item 6. Selected Financial Data

   Intentionally omitted as the registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instructions I(1) (a) and (b) of Form 10-K and is, therefore, filing this Form 10-K with the reduced disclosure format.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

   You should read the following discussion in conjunction with the Company's accompanying audited Consolidated Financial Statements and notes thereto included in this report on Form 10-K. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which management has no, or incomplete, control, they are not, and should not be read as being guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. The Company does not intend to update any such forward-looking statements.

Overview

   The Company is an AT&T Wireless affiliate in the United States, providing digital wireless personal communications services, or PCS, to a licensed service area covering approximately 14 million people. As of December 31, 2000, the Company had launched service in 38 markets having approximately 13.7 million people and representing approximately 98% of the population where the Company holds licenses in the United States. As of December 31, 2000, the Company had more than 205,000 customers. Under the terms of the strategic alliance the Company has with AT&T, the Company is AT&T's exclusive provider of wireless mobility services on the Company's network. The Company is a wholly-owned subsidiary of TeleCorp PCS, Inc.

Revenue

   The Company derives its revenue from the following sources:

    . Services. The Company sells wireless personal communications services. The various types of service revenue associated with personal communications services for the Company's customers include monthly recurring access charges and monthly non-recurring airtime charges for local, long distance and roaming airtime used in excess of pre-subscribed usage. The Company's customers' charges are rate plan dependent, based on the number of pooled minutes included in their plans. Service revenue also includes monthly non-recurring airtime usage associated with the Company's prepaid customers.

    . Roaming Charges. The Company charges monthly, non-recurring, per minute fees to other wireless companies whose customers use its network facilities to place and receive wireless calls.

    . Equipment Sales. The Company sells wireless personal communications handsets and accessories that are used by its customers in connection with its wireless services.

   Service revenue constituted the Company's largest component of revenue during the year ended December 31, 2000, at 61%. Roaming revenue and equipment revenue represented 30% and 9%, respectively. The Company expects that as its customer base grows, service revenue will become an even larger percentage of revenue, while roaming revenue and equipment revenue are expected to decline as a percentage of total revenue. Roaming minutes on the Company's network are expected to increase as AT&T and other carriers increase the number of customers on their networks.

   The wireless industry is experiencing a general trend towards offering rate plans containing larger buckets of minutes. This trend is expected to result in decreases in gross revenue per minute.

   The Company has autonomy in determining its pricing plans. The Company has developed its pricing plans to be competitive and to emphasize the advantages of its service. The Company may discount its pricing from time to time in order to obtain additional customers or in response to downward pricing in the market for wireless communications services.

Cost of revenue

  . Equipment. The Company purchases personal communications handsets and accessories from third party vendors to resell to its customers for use in connection with its services. The cost of handsets is, and is expected to remain, higher than the resale price to the customer. The Company does not manufacture any of its equipment.

  . Roaming Fees. The Company pays fees to other wireless communications companies based on airtime usage of its customers on other communications networks. It is expected that reciprocal roaming rates charged between the Company and other carriers will decrease. The Company does not have any significant minimum purchase requirements.

  . Clearinghouse Fees. The Company pays fees to an independent clearinghouse for processing its call data records and performing monthly intercarrier financial settlements for all charges that the Company pays to other wireless companies when its customers use their network, and that other wireless companies pay to the Company when their customers use its network. The Company does not have any significant minimum purchase requirements. These fees are based on the number of call data records processed in a month.

  . Variable Interconnect. The Company pays monthly charges associated with the connection of the Company's network with other carriers' networks. These fees are based on minutes of use by the Company's customers. These fees are known as interconnection. The Company does not have any significant minimum purchase requirements.

  . Variable Long Distance. The Company pays monthly usage charges to other communications companies for long distance service provided to its customers. These variable charges are based on the Company's customers' usage, applied at pre-negotiated rates with the other carriers.

Operating expenses

   Operations and development. The Company's operations and development expense includes engineering operations and support, field technicians, network implementation support, product development, and engineering management. This expense also includes monthly recurring charges directly associated with the maintenance of the network facilities and equipment. Operations and development expense is expected to increase as the Company expands its coverage and adds customers, however, the Company expects that this expense will decrease as a percentage of total revenue in future periods.

   Selling and marketing. The Company's selling and marketing expense includes brand management, external communications, sales training, and all costs associated with retail distribution, direct, indirect, and third party (primarily salaries, commissions and retail store rent). Selling and marketing expense is expected to increase as the Company expands its coverage and adds customers. However, the Company expects that this expense will decrease as a percentage of total revenue in future periods.

   General and administrative. The Company's general and administrative expense includes customer support, billing, information technology, finance, and accounting and legal services. Although the Company expects general and administrative expense excluding one time costs related to the Merger to increase in future periods, the Company expects this expense will decrease as a percentage of total revenue.

   Depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to fifteen years, based upon estimated useful lives. Leasehold improvements are depreciated over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready the Company's network for use are capitalized and are depreciated generally over seven years beginning as PCS service is commenced in each of its markets. The Company began amortizing the cost of the PCS licenses, microwave relocation costs, and capitalized interest as PCS service was commenced in each of its markets. Microwave relocation entails transferring business and public safety companies from radio airwaves that overlap with the portion of the airwaves covered by the Company's business to other portions of the airwaves. Amortization of PCS licenses and microwave relocation is calculated using the straight-line method over 40 years. The Company's agreements with AT&T which includes the AT&T Exclusivity agreement, long distance agreement, Network Membership License agreement, and the intercarrier roamer services agreement are amortized on a straight-line basis over the related contractual terms, which range from ten to twenty years. Amortization of the agreements began on January 1999, the date of the finalization of the initial AT&T transaction.

   Non-cash stock compensation. The Company periodically issues restricted stock awards and stock option grants to its employees. Upon reaching a measurement date, the Company records deferred compensation equal to the difference between the exercise price and the fair value of the stock award. Deferred compensation is amortized to compensation expense over the related vesting period.

Other (income) expense

   Interest expense. Interest expense consists of interest due on the Company's senior credit facilities and debt owed to the U.S. government related to its licenses, net of amounts capitalized, as well as discount accretion on the senior subordinated discount notes.

   Interest income and other. Interest income consists of interest earned on the Company's cash and cash equivalents and restricted cash.

Results of operations

   Year ended December 31, 2000 Compared to Year ended December 31, 1999

Subscribers

   Net additions were 181,075 and 24,600 for the years ended December 31, 2000 and 1999, respectively. Total PCS subscribers were 205,675 and 24,600 as of December 31, 2000 and 1999, respectively. The increase in net additions and total PCS subscribers over the same period in 1999 was primarily due to launching additional markets from the period January 1, 2000 to December 31, 2000.

Revenue

   Revenue for the years ended December 31, 2000 and 1999 was $123.8 million and $6.8 million, respectively. Service revenue was $75.2 million and $1.2 million for the years ended December 31, 2000 and 1999, respectively. The increase in service revenue of $74.0 million was due to the addition of approximately 181,000 subscribers from January 1, 2000 to December 31, 2000 and to the launch of 26 additional markets. Roaming revenue was $36.8 million and $3.4 million for the years ended December 31, 2000 and 1999, respectively. The increase in roaming revenue of $33.4 million was due primarily to the full year use on the 741 cell sites integrated in 1999 and to the additional 555 cell sites integrated in 2000. Equipment revenue was $11.8 million and $2.2 million for the years ended December 31, 2000 and 1999, respectively. The equipment revenue increase of $9.6 million over 1999 was due primarily to the sales of handsets and related accessories in connection with increased gross additions during 2000.

Cost of revenue

   Cost of revenue was $76.9 million and $7.0 million for the years ended December 31, 2000 and 1999, respectively. The increase in cost of revenue of $69.9 million over 1999 was due primarily to additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs due to increased gross additions during 2000.

Operations and development

   Operations and development costs were $60.6 million and $18.5 million for the years ended December 31, 2000 and 1999, respectively. The increase of $42.1 million over 1999 was primarily due to the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing costs were $71.8 million and $20.4 million for the years ended December 31, 2000 and 1999, respectively. The increase of $51.4 million over 1999 was primarily due to the cost of acquiring the increased gross additions in 2000 as well as cost related to a full-year of service. Costs associated with the Company's increased market base included advertising and promotion costs and commissions.

General and administrative

   General and administrative expenses were $79.8 million and $22.9 million for the years ended December 31, 2000 and 1999, respectively. The increase of $56.9 million over 1999 was primarily due to the merger and severance costs related to the acquisition of the Company by TeleCorp Wireless and the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expenses were $70.6 million and $12.8 million for the years ended December 31, 2000 and 1999, respectively. The increase of $57.8 million over 1999 relates primarily to depreciation of the Company's property and equipment as well as the amortization of its PCS licenses and the AT&T operating agreements related to the Company's markets launched between January 1, 2000 and December 31, 2000 and a full year of depreciation of markets launched in the fourth quarter of 1999.

Interest expense

   Interest expense was $65.5 million, net of capitalized interest of $6.2 million for the year ended December 31, 2000. Interest expense was $27.2 million, net of capitalized interest of $23.7 million for the year ended December 31, 1999. The increase of $38.3 million over 1999 relates primarily to a full year of interest expense on the Company's senior subordinated discount notes which were issued in May of 1999 and a full year of interest expense on the Company's additional borrowings under its Senior Credit Facility in September 1999.

Interest income and other

   Interest income was $22.5 million and $16.8 million for the years ended December 31, 2000 and 1999, respectively. The increase of $5.7 million over 1999 was due primarily to larger cash balances that resulted from the additional debt issued and proceeds from its initial public offering in 1999.

Income Taxes

   For the years ended December 31, 2000 and 1999, we recorded a deferred income tax benefit of $244,000 and $28.4 million, respectively. The valuation allowance for the gross deferred tax asset at December 31, 2000 and 1999 was $85.0 million and $1.0 million. No valuation allowance was considered necessary for the remaining gross deferred tax asset principally due to the existence of a deferred tax liability which was recorded upon the closing of the AT&T transaction on January 7, 1999.

Forward Looking Statements: Cautionary Statements

   Statements in this annual report expressing the Company's expectations and beliefs regarding its future results of performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve a number of risks and uncertainties. In particular, certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute forward-looking statements. Although the Company believes that the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, the Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, the risks described in the Annual Report on Form 10-K filed by TeleCorp PCS, Inc. for the fiscal year ended December 31, 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   The Company is exposed to market risk from changes in interest rates that could impact its results of operations. The Company manages interest rate risk through a combination of fixed and variable rate debt.

   At December 31, 2000, the Company had the following debt instruments outstanding:

  . $300.0 million of the term loan A and term loan B notes and $60.0 million of the revolver under the Company's senior credit facility, which carried a weighted average rate of 10.94% and 10.39%, respectively;

  . $245.3 million carrying value ($372.0 million at maturity) of the 12 3/4% senior subordinated discount notes due 2009; and

  .  $57.8 million debt ($53.2 million discounted) to the Federal
     Communications Commission, due in quarterly installments from 2001 to 2007 bearing a rate of between 6.125%-7.0%, discounted to yield 10%.

   The senior subordinated discount notes and FCC debt, are fixed interest rate debt securities and as a result are less sensitive to market rate fluctuations. However, the Company's A and B term loans outstanding under the senior credit facility and revolver amounts available under its senior credit facility agreements are variable interest rate debt securities.

   The Company uses interest rate swaps to hedge the effect of fluctuations in interest rates from its senior credit facility. These transactions are classified as cash-flow hedging instruments pursuant to the definitions contained in Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Company on January 1, 2001. The interest rate swaps are managed in accordance with the Company's policies and procedures. The Company does not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedged transaction are expensed. Gains or losses associated with interest rate swaps are computed as the difference between the interest expense per the amount hedged using the fixed rate compared to a floating rate over the term of the swap agreement. The fair value of the interest rate swaps is measured as the amount at which the swaps could be settled based on estimates obtained from dealers. As of December 31, 2000, the Company had entered into interest rate swap agreements totaling $200.0 million to convert the Company's variable rate debt to fixed rate debt.

   The following table provides information about the market risk exposure associated with the Company's variable rate debt at maturity value of the debt and the market risk exposure associated with the interest rate swaps:

                                             Expected Maturity
                         ----------------------------------------------------------------
                                                                                    Fair
                         2001     2002    2003   2004   2005   Thereafter  Total   Value
                         -----  --------  -----  -----  -----  ----------  ------  ------
                                             (US$ in millions)
      Liabilities:
Long-Term Debt:
 Face value of long-term
  fixed rate debt (a)... $ 2.3  $   2.4   $11.1  $11.9  $12.7    $389.4(b) $429.8  $307.1(c)
 Average interest rate
  (d)...................   6.1%     6.1%    6.8%   6.8%   6.8%     12.5%
 Face value of term
  loans A and B variable
  rate debt............. $ 0.0  $   4.5   $13.9  $20.1  $23.3    $238.2    $300.0  $300.0(f)
 Average interest rate
  (e)...................   0.0%    10.9%   10.9%  10.9%  10.9%     10.9%
 Face value of revolver
  variable rate debt.... $60.0  $   0.0   $ 0.0  $ 0.0  $ 0.0    $  0.0    $ 60.0  $ 60.0(f)
 Average interest rate
  (e)...................  10.4%     0.0%    0.0%   0.0%   0.0%      0.0%     10.4%
     Interest Rate
      Derivatives:
Interest rate swaps:
 Variable to fixed (g)..        $ 200.0                                    $200.0       *(h)
 Average pay rate (i)...            5.29%                                    5.29%
 Average receive rate
  (i)...................            6.44%                                    6.44%

--------
(a) Fixed rate debt consists of the FCC government debt and 12 3/4% senior subordinated discount notes.
(b) The total balance for all payments subsequent to 2005 includes the future principal payment of $372.0 million of 12 3/4% senior subordinated discount notes in 2009 and $17.4 million of FCC debt due in quarterly installments through 2008.
(c) The fair value is based on the carrying value of the FCC debt of $53.2 million and the $253.9 million market value of the 12 3/4% senior subordinated discount notes priced at 12.1% on December 31, 2000.
(d) Average interest rate is calculated as the weighted average rate related to the repayments of debt instruments in the year indicated of maturity.
(e) The interest rate of the variable debt securities may and is expected to vary before maturity. The amount indicated is the current rate as of December 31, 2000.
(f) The fair value of variable rate debt instruments is expected to approximate the carrying value.
(g) Represents the total notional amount of the six swap agreements related to the senior credit facility.
(h) The fair value of the variable to fixed interest rate swaps is nominal.
(i) The average pay rate and average receive rate are based on the December 31, 2000 rate of variable rate tranche B debt less the fixed yield of 9.05%. These amounts may change due to fluctuations in the variable rate debt. The current swaps expire in 2002.

   The Company is exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to investment income.

   The Company is not exposed to fluctuations in currency exchange rates since its operations are entirely within the United States and its territories and all of the Company's services are invoiced in U.S. dollars.

Item 8. Financial Statements and Supplementary Data.

   Reference is made to the consolidated financial statements listed under the heading "Item 14. (a) (1) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

Quarterly Results of Operations

   The following table sets forth certain unaudited quarterly operating information for each of the eight quarters ended December 31, 2000. This data has been prepared on the same basis as the audited financial statements, and in management's opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the information for the periods presented. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                            Quarterly Financial Data
                                ($ in thousands)

                                                  For the Quarters Ended
                         -------------------------------------------------------------------------------
                             March 31            June 30          September 30          December 31
                         ------------------  -----------------  ------------------  --------------------
                          1999      2000      1999      2000      1999      2000      1999       2000
                         -------  ---------  -------  --------  --------  --------  ---------  ---------
Revenues................ $    --  $  14,883  $    --  $ 24,425  $    179  $ 36,729  $   6,580  $  47,767
Operating loss..........  (7,471)  (149,327)  (9,877)   (4,478)  (21,229)  (77,051)  (226,911)  (137,956)
Net loss................  (6,247)  (154,512)  (6,655)  (12,740)  (15,855)  (88,504)  (218,698)  (155,868)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Items 10, 11, 12 and 13.

   Intentionally omitted as the registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instructions I(1) (a) and (b) of Form 10-K and is, therefore, filing this Form 10-K with the reduced disclosure format.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements, Schedules and Exhibits.

   (1) Consolidated Financial Statements.

   The following consolidated financial statements and the Report of Independent Accountants related thereto are included in Item 8 above.

                                                                          Page
                                                                          ----
      Report of Independent Accountants.................................. F-2
      Consolidated Balance Sheets........................................ F-3
      Consolidated Statements of Operations.............................. F-4
      Consolidated Statements of Changes in Stockholders' Equity (Defi-
       cit).............................................................. F-5
      Consolidated Statements of Cash Flows.............................. F-6
      Notes to Consolidated Financial Statements......................... F-8

   (2) Financial Statement Schedules.

   None.

   (3) Exhibits.

   The following exhibits are filed with this report or incorporated by reference as set forth below.

  Exhibit
   Number                         Description of Document
  -------                         -----------------------
  2.1.1+    Agreement and Plan of Reorganization and Contribution (included as
            Annex A to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company Registration Statement), dated
            February 28, 2000, by and among TeleCorp PCS, Inc., Tritel, Inc.
            and AT&T Wireless Services, Inc.


  2.1.2+    Amendment No. 1 to the Agreement and Plan of Reorganization and
            Contribution (included as Annex B to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company
            Registration Statement), dated May 4, 2000, by and among TeleCorp
            PCS, Inc., Tritel, Inc. and AT&T Wireless Services, Inc.


  2.1.3+    Amendment No. 2 to the Agreement and Plan of Reorganization and
            Contribution (included as Annex C to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company
            Registration Statement), dated June 12, 2000, by and among TeleCorp
            PCS, Inc., Tritel, Inc. and AT&T Wireless Services, Inc.


  3.1++ Amended and Restated Certificate of Incorporation of Tritel, Inc., dated November 13, 2000.


  3.2       Bylaws of Tritel, Inc., dated November 13, 2000.


  3.3.1++   Certificate of Incorporation of Tritel Holding Corp. (now known as
            Tritel PCS, Inc.), dated May 29, 1998.


  3.3.2++   Certificate of Amendment of Certificate of Incorporation of Tritel
            Holding Corp. (now known as Tritel PCS, Inc.), dated April 16,
            1999.


  3.4++     Amended and Restated Bylaws of Tritel PCS, Inc., dated November 23,
            1999.


  3.5++     Certificate of Incorporation of Tritel Communications, Inc., dated
            May 29, 1998.


  3.6++     Bylaws of Tritel Communications, Inc., dated May 29, 1998.


  3.7++     Certificate of Incorporation of Tritel Finance, Inc., dated May 29,
            1998.


  3.8++     Amended and Restated Bylaws of Tritel Finance, Inc., dated November
            23, 1998.


  4.1++++   Indenture, dated as of January 24, 2001, by and among Tritel PCS,
            Inc., Tritel, Inc., Tritel Communications, Inc., Tritel Finance,
            Inc., and Firstar Bank, N.A., as trustee.


  4.2.1++   Indenture, dated as of May 11, 1999, by and among Tritel PCS, Inc.,
            Tritel, Inc., Tritel Communications, Inc., Tritel Finance, Inc., and The Bank of New York, as trustee.


  4.2.2++++ Amendment to 12 3/4% Senior Subordinated Discount Notes due 2009
            Indenture, dated as of September 30, 2000, by and among Tritel PCS, Inc., Tritel, Inc., Tritel Communications, Inc. and Tritel Finance,
            Inc., and The Bank of New York, as trustee.


  4.2.3++++ Supplemental Indenture to 12 3/4% Senior Subordinated Discount
            Notes due 2009 Indenture, dated as of January 18, 2001, by and among Tritel PCS, Inc., Tritel, Inc., Tritel Communications, Inc.
            and Tritel Finance, Inc., and The Bank of New York, as trustee.


 10.1++++ Exchange and Registration Rights Agreement, dated January 24, 2001, by and among Tritel PCS, Inc., Tritel, Inc., Tritel Communications,
            Inc., Tritel Finance, Inc., Salomon Smith Barney Inc., and Lehman
            Brothers Inc., on behalf of themselves and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, and TD
            Securities (USA) Inc.

  Exhibit
   Number                         Description of Document
  -------                         -----------------------


 10.2++++   Purchase Agreement, dated January 19, 2001, by and among Tritel
            PCS, Inc., Tritel, Inc., Tritel Communications, Inc., Tritel
            Finance, Inc., Salomon Smith Barney Inc., and Lehman Brothers Inc., on behalf of themselves and Merrill Lynch, Pierce, Fenner & Smith
            Incorporated, Banc of America Securities LLC, and TD Securities
            (USA) Inc.


 10.3.1++ Amended and Restated Loan Agreement, dated March 31, 1999, by and among Tritel Holding Corp. (now known as Tritel PCS, Inc.), Tritel,
            Inc., The Financial Institutions Signatory Thereto, and Toronto
            Dominion (Texas), Inc., as administrative agent.


 10.3.2++   First Amendment to Amended and Restated Loan Agreement, dated April
            21, 1999, by and among Tritel Holding Corp. (now known as Tritel
            PCS, Inc.), Tritel, Inc., The Financial Institutions Signatory
            Thereto, and Toronto Dominion (Texas), Inc., as administrative agent.


 10.3.3++++ Second Amendment to Amended and Restated Loan Agreement and
            Consent, dated October 31, 2000, by and among Tritel PCS, Inc.
            (formerly known as Tritel Holding Corp.), Tritel, Inc., The
            Financial Institutions Signatory Thereto, and Toronto Dominion
            (Texas), Inc., as administrative agent.


 10.3.4++++ Third Amendment to Amended and Restated Loan Agreement and Consent,
            dated as of January 9, 2001, by and among Tritel PCS, Inc., Tritel,
            Inc., The Financial Institutions Signatory Thereto, and Toronto
            Dominion (Texas), Inc., as administrative agent.


 10.4++++ Solicitation Agency Agreement, dated as of January 11, 2001, by and among Tritel PCS, Inc., Salomon Smith Barney Inc. and Lehman
            Brothers Inc.


 10.5* Stockholders' Agreement, dated as of November 13, 2000, by and among AT&T Wireless PCS, LLC, Cash Equity Investors, Management
            Stockholders, Other Stockholders, and TeleCorp PCS, Inc.


 10.6.1++   AT&T Wireless Services Network Membership License Agreement, dated
            January 7, 1999, by and between AT&T Corp. and Tritel, Inc.


 10.6.2++++ Amendment No. 1 to AT&T Wireless Services Network Membership
            License Agreement, dated November 13, 2000, by and between AT&T
            Corp. and Tritel, Inc.


 10.7.1++ Intercarrier Roamer Service Agreement, dated January 7, 1999, by and between AT&T Wireless Services, Inc. and Tritel, Inc.


 10.7.2++++ Amendment No. 1 to Intercarrier Roamer Service Agreement, dated
            November 13, 2000, by and between AT&T Wireless Services, Inc. and
            Tritel, Inc.


 10.8.1++++ Roaming Administration Service Agreement, dated January 7, 1999, by and between AT&T Wireless Services, Inc. and Tritel, Inc.


 10.8.2++++ Amendment No. 1 to Roaming Administration Service Agreement, dated
            November 13, 2000, by and between AT&T Wireless Services, Inc. and
            Tritel, Inc.


 10.9++ Amended and Restated Agreement, dated April 16, 1999, by and between TeleCorp Communications, Inc., Triton PCS, Inc., Tritel
            Communications, Inc. and Affiliate License Co., L.L.C.


 10.10++    Tritel, Inc. Amended and Restated 1998 Stock Option Plan, effective
            January 7, 1999.

  Exhibit
  Number                          Description of Document
  -------                         -----------------------
 10.11++   Form of Restricted Stock Agreements pursuant to the Tritel, Inc.
           Amended and Restated 1999 Stock Option Plan.


 10.12**   Tritel, Inc. Amended and Restated 1999 Stock Option Plan.


 10.13+++  Tritel, Inc. Amended and Restated 1999 Stock Option Plan for
           Nonemployee Directors, effective January 7, 1999.


 10.14++   Master Lease Agreement, dated October 30, 1998, by and between
           Tritel Communications, Inc. and Crown Communication Inc.


 10.15++   Master Lease Agreement, dated December 31, 1998, by and between
           Signal One, LLC and Tritel Communications, Inc.


 10.16.1++ Management Agreement, dated January 7, 1999, by and between Tritel
           Management, LLC and Tritel, Inc.


 10.16.2++ First Amendment to Management Agreement, dated as of September 1,
           1999.


 10.16.3+  Agreement to Terminate Tritel Management Agreement, dated as of
           February 28, 2000, by and between Tritel Management, LLC.


 10.17++ Master Antenna Site Lease No. D41, dated October 23, 1998, by and between Pinnacle Towers Inc. and Tritel Communications, Inc.


 10.18++   Installment Payment Plan Note, dated October 9, 1996, made by
           Mercury PCS, LLC in favor of the Federal Communications Commission in the amount of $42,525,211.95.


 10.19++   First Modification of Installment Payment Plan Note for Broadband
           PCS F Block, dated July 2, 1998, by and between Mercury PCS II,
           L.L.C. and the Federal Communications Commission, effective as of July 31, 1998.


 10.20++   Letter Agreement, dated July 2, 1998, by and between Tritel
           Communications, Inc. and H.S.I. GeoTrans Wireless, referring to a service agreement covering certain Site Acquisition Services applicable to certain Federal Communications Commission licenses owned or to be acquired by Tritel.


 10.21.1++ Services Agreement, dated as of June 1, 1998, by and between Tritel
           Communications, Inc. and Galaxy Personal Communications Services,
           Inc., which is a wholly owned subsidiary of World Access, Inc.


 10.21.2++ Addendum to June 1, 1998 Services Agreement, dated as of March 23,
           1999.


 10.22++ Services Agreement, dated as of August 27, 1998, by and between Tritel Communications, Inc. and Galaxy Personal Communications
           Services, Inc. which is a wholly-owned subsidiary of World Access, Inc.


 10.23++   Agreement, effective as of March 16, 1999, by and between BellSouth
           Telecommunications, Inc. and Tritel Communications, Inc.


 10.24++   Agreement for Project and Construction Management Services, dated
           November 24, 1998, by and between Tritel Communications, Inc. and
           Tritel Finance, Inc. and Bechtel Corporation.


 10.25++   Services Agreement, dated as of July 28, 1998, by and between Tritel
           Communications, Inc. and SpectraSite Communications, Inc.


 10.26++   Acquisition Agreement Ericsson CMS 8800 Cellular Mobile Telephone
           System, made and effective as of December 30, 1998, by and among Tritel Finance, Inc., Tritel Communications, Inc., and Ericsson Inc.


 10.27++ Securities Purchase Agreement, dated as of May 20, 1998, by and among AT&T Wireless PCS Inc., TWR Cellular, Inc., Cash Equity
           Investors, Mercury PCS, LLC, Mercury PCS II, LLC, Management
           Stockholders, and Tritel, Inc.

  Exhibit
  Number                          Description of Document
  -------                         -----------------------


 10.28++   Closing Agreement, dated as of January 7, 1999, by and among AT&T
           Wireless PCS, Inc., TWR Cellular, Inc., Cash Equity Investors,
           Airwave Communications, LLC, Digital PCS, LLC, Management
           Stockholders, Mercury Investor Indemnitors, and Tritel Inc.


 10.29++   Master Build To Suit And Lease Agreement, by and between Tritel
           Communications, Inc. and American Tower, L.P.


 10.30++   Master Build To Suit And Lease Agreement, by and between Tritel
           Communications, Inc. and SpectraSite Communications, Inc.


 10.31++   Master Build To Suit Services And License Agreement, by and between
           Tritel Communications, Inc. and Crown Communications, Inc.


 10.32++   Master Build To Suit And Lease Agreement, by and between Tritel
           Communications, Inc. and SBA Towers.


 10.33++   Master Site Agreement, dated July 2, 1999, by and between Tritel
           Communications, Inc. and BellSouth Mobility Inc.


 10.34++   Master Site Agreement, dated March 10, 1999, by and between Tritel
           Communications, Inc. and BellSouth Mobility PCS.


 10.35++   Consent to Exercise of Option, dated May 20, 1999, by and among
           Tritel, Inc., AT&T Wireless, Inc., TWR Cellular, Inc. and Management
           Stockholders.


 10.36++   License Purchase Agreement, dated as of May 20, 1999, by and between
           Digital PCS, LLC and Tritel, Inc.


 10.37++++ License Acquisition Agreement, dated as of October 27, 2000, by and among Tritel License-Florida, Inc., Tritel License-Georgia, Inc., and Panther Wireless, L.L.C.


 10.38++ Amended and Restated Employment Agreement of Jerry M. Sullivan, Jr., dated as of September 1, 1999.


 10.39++ Stock Purchase Agreement, dated as of September 1, 1999, by and between Jerry M. Sullivan, Jr. and Tritel, Inc.


 10.40++   Mutual Release and Termination Agreement, dated as of September 1,
           1999, by and between Jerry M. Sullivan, Jr. and Tritel, Inc.


 10.41++++ Separation Agreement, effective as of January 6, 2001, by and among William S. Arnett, Tritel, Inc., and TeleCorp PCS, Inc.


 10.42++++ 5etter Agreement, dated October 20, 2000, by and between AT&T
           Wireless Services, Inc. and Tritel, Inc., regarding certain rights relating to licenses acquired from Alltel Corporation.


 10.43++++ Assignment of Agreement, dated as of January 5, 2001, by and between Tritel, Inc. and Tritel License-Alabama, Inc.

--------
   + Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-36954) of TeleCorp-Tritel Holding Company (now known as TeleCorp PCS, Inc).
  ++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-82509) of Tritel PCS, Inc.
 +++ Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-91207) of Tritel, Inc.
++++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-55606) of Tritel PCS, Inc.
   * Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2000 (File No. 333-36954) of TeleCorp PCS, Inc.
  ** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49792) of TeleCorp-Tritel Holding Company (renamed TeleCorp PCS, Inc.).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2001
                                          Tritel, Inc.

                                                   /s/ Thomas H. Sullivan
                                          By: _________________________________
                                                     Thomas H. Sullivan
                                                 President, Chief Financial
                                                          Officer
                                                       and Treasurer

Date: March 29, 2001
                                          Subsidiary of Tritel, Inc.
                                          Tritel PCS, Inc.

                                                   /s/ Thomas H. Sullivan
                                          By: _________________________________
                                                     Thomas H. Sullivan
                                                 President, Chief Financial
                                                          Officer
                                                       and Treasurer

Date: March 29, 2001
                                          Subsidiary of Tritel PCS, Inc.
                                          Tritel Communications, Inc.

                                                   /s/ Thomas H. Sullivan
                                          By: _________________________________
                                                     Thomas H. Sullivan
                                                 President, Chief Financial
                                                          Officer
                                                       and Treasurer

Date: March 29, 2001
                                          Subsidiary of Tritel PCS, Inc.
                                          Tritel Finance, Inc.

                                                   /s/ Thomas H. Sullivan
                                          By: _________________________________
                                                     Thomas H. Sullivan
                                                 President, Chief Financial
                                                          Officer
                                                       and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities indicated as of the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Gerald T. Vento           Chief Executive Officer      March 29, 2001
______________________________________  (Principal Executive
           Gerald T. Vento              Officer) and Director

        /s/ Thomas H. Sullivan         President, Chief Financial   March 29, 2001
______________________________________  Officer, Treasurer
          Thomas H. Sullivan            (Principal Financial and
                                        Accounting Officer) and
                                        Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  TRITEL, INC.

Independent Auditors' Report................................................ F-2
Consolidated Balance Sheets................................................. F-3
Consolidated Statements of Operations....................................... F-4
Consolidated Statements of Members' and Stockholders' Equity................ F-5
Consolidated Statements of Cash Flows....................................... F-6
Notes to Consolidated Financial Statements.................................. F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Tritel, Inc.:

   We have audited the accompanying consolidated balance sheets of Tritel, Inc. and subsidiaries (the Company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, members' and stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tritel, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                   KPMG LLP

Jackson, Mississippi
February 9, 2001, except for the
 third and last
paragraphs
 of Note 19 which are
 as of February 26,
2001

                                  TRITEL, INC.

                          CONSOLIDATED BALANCE SHEETS
                      ($ in thousands, except share data)

                                                              December 31,
                                                          ---------------------
                                                             1999       2000
                                                          ---------- ----------
                           ASSETS

Current assets:
  Cash and cash equivalents.............................. $  609,269 $   11,959
  Due from affiliates....................................      2,565      2,106
  Accounts receivable, net...............................      5,040     14,723
  Inventory..............................................      8,957     18,818
  Net assets held for sale...............................         --     23,961
  Prepaid expenses and other current assets..............      4,733      6,485
                                                          ---------- ----------
    Total current assets.................................    630,564     78,052
                                                          ---------- ----------
Restricted cash..........................................      6,594      4,194
Property and equipment, net..............................    258,948    568,035
PCS licenses and microwave relocation costs, net.........    205,341    290,101
Intangible assets--AT&T agreements and other, net........     59,508     53,785
Other assets.............................................     35,407     33,251
                                                          ---------- ----------
    Total assets......................................... $1,196,362 $1,027,418
                                                          ========== ==========

          LIABILITIES, REDEEMABLE PREFERRED STOCK
                  AND STOCKHOLDERS' EQUITY

Current liabilities:
  Revolving credit facility............................ $       --  $   60,000
  Accounts payable.....................................    103,677      64,447
  Accrued expenses.....................................      9,647      47,400
  Long-term debt--current portion......................        923       2,285
                                                        ----------  ----------
    Total current liabilities..........................    114,247     174,132
                                                        ----------  ----------
Non-current liabilities:
  Long-term debt.......................................    557,716     596,186
  Deferred income taxes and other liabilities..........     37,367      54,062
                                                        ----------  ----------
    Total non-current liabilities......................    595,083     650,248
                                                        ----------  ----------
    Total liabilities..................................    709,330     824,380
                                                        ----------  ----------
Series A 10% redeemable convertible preferred stock....     99,586          --
Stockholders' equity:
  Preferred stock, 0 shares authorized:
    Series D, 46,374 shares outstanding at December 31,
     1999..............................................     46,374          --
  Common stock, 3,000 shares authorized: 1,000 shares
   issued and outstanding
   at December 31, 2000................................         --          --
  Common stock issued and outstanding at December 31,
   1999
    Class A Voting--97,796,906 shares; Class B Non-
     voting--2,927,120 shares; Class C--1,380,448
     shares; Class D--4,962,804 shares; Voting
     Preference--6 shares..............................      1,071          --
  Additional paid in capital...........................    602,359     880,406
  Deferred compensation................................         --      (3,386)
  Accumulated deficit..................................   (262,358)   (673,982)
                                                        ----------  ----------
    Total stockholders' equity ........................    387,446     203,038
                                                        ----------  ----------
    Total liabilities, redeemable preferred stock and
     stockholders'
     equity............................................ $1,196,362  $1,027,418
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TRITEL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)

                                                  Years Ended December 31,
                                                ------------------------------
                                                  1998      1999       2000
                                                --------  ---------  ---------
Revenues:
  Service...................................... $     --  $   1,186  $  75,207
  Roaming......................................       --      3,421     36,832
  Equipment....................................       --      2,152     11,765
                                                --------  ---------  ---------
    Total revenues.............................       --      6,759    123,804
                                                --------  ---------  ---------
Operating expenses:
  Cost of revenue..............................       --      6,966     76,915
  Operations and development...................    1,939     18,459     60,640
  General and administrative...................    4,947     22,915     79,827
  Selling and marketing........................      452     20,404     71,752
  Stock-based compensation.....................       --    190,664    132,864
  Depreciation and amortization................      348     12,839     70,618
                                                --------  ---------  ---------
    Total operating expenses...................    7,686    272,247    492,616
                                                --------  ---------  ---------
  Operating loss...............................   (7,686)  (265,488)  (368,812)
Interest expense...............................      722     27,200     65,514
Interest income................................      (77)   (16,791)   (22,458)
                                                --------  ---------  ---------
  Loss before extraordinary item and income
   taxes.......................................   (8,331)  (275,897)  (411,868)
Income tax benefit.............................       --    (28,443)      (244)
                                                --------  ---------  ---------
  Loss before extraordinary items..............   (8,331)  (247,454)  (411,624)
Extraordinary item--
  Loss on return of spectrum...................   (2,414)        --         --
                                                --------  ---------  ---------
  Net loss..................................... $(10,745) $(247,454) $(411,624)
                                                ========  =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  TRITEL, INC.

          CONSOLIDATED STATEMENTS OF MEMBERS' AND STOCKHOLDERS' EQUITY
                                ($ in thousands)

                                                                  Additional                          Members' and
                                  Preferred  Common   Contributed  Paid in     Deferred   Accumulated Stockholders'
                                    Stock     Stock     Capital    Capital   Compensation   Deficit      Equity
                                  ---------  -------  ----------- ---------- ------------ ----------- -------------
Balance at December 31, 1997...   $      --  $    --   $ 13,497    $     --    $     --    $  (4,735)   $   8,762
Net loss.......................          --       --         --          --          --      (10,745)     (10,745)
                                  ---------  -------   --------    --------    --------    ---------    ---------
Balance at December 31, 1998...          --       --     13,497          --          --      (15,480)      (1,983)
Conversion of debt to members'
 equity in Predecessor Company..         --       --      8,976          --          --           --        8,976
Series C Preferred Stock issued
 to Predecessor Company,
 including distribution of
 assets and liabilities........      17,193       --    (22,473)         --          --          576       (4,704)
Series C Preferred Stock issued
 in exchange for cash..........     163,370       --         --          --          --           --      163,370
Payment of preferred stock
 issuance costs................      (8,507)      --         --          --          --           --       (8,507)
Series C Preferred Stock issued
 to Central Alabama in exchange
 for net assets................       2,602       --         --          --          --           --        2,602
Series D Preferred Stock issued
 to AT&T Wireless in exchange
 for licenses and other
 agreements....................      46,374       --         --          --          --           --       46,374
Grant of unrestricted rights in
 common stock to officer.......          --       --         --       4,500          --           --        4,500
Conversion of preferred stock
 into common stock.............    (174,658)     783         --     173,875          --           --           --
Sale of common stock, net of
 issuance costs of $15,338.....          --      288         --     242,238                       --      242,526
Stock-based compensation.......          --       --         --     190,664          --           --      190,664
Accrual of dividends on Series
 A redeemable preferred stock..          --       --         --      (8,918)         --           --       (8,918)
Net loss.......................          --       --         --          --          --     (247,454)    (247,454)
                                  ---------  -------   --------    --------    --------    ---------    ---------
Balance at December 31, 1999...      46,374    1,071         --     602,359          --     (262,358)     387,446
                                  ---------  -------   --------    --------    --------    ---------    ---------
Stock issuance costs...........          --       --         --        (195)         --           --         (195)
Exercise of stock options......          --       --         --       1,258          --           --        1,258
Deferred compensation expense
 related to restricted stock
 awards and stock otpions......          --       --         --      79,659     (79,659)          --           --
Compensation expense related
 to restricted stock awards....          --       --         --      56,591      76,273           --      132,864
Accrual of dividends on Series
 A redeemable preferred stock..          --       --         --      (7,883)         --           --       (7,883)
Common stock issued in exchange
 for Federal Communication
 Commission licenses...........          --       15         --       3,688          --           --        3,703
Repurchase and retirement of 3
 shares of Voting Preference
 Stock.........................          --       --         --     (10,000)         --           --      (10,000)
Recapitalization as a result of
 acquisition by Telecorp PCS,
 Inc...........................     (46,374)  (1,086)        --     154,929          --           --      107,469
Net loss.......................          --       --         --          --          --     (411,624)    (411,624)
                                  ---------  -------   --------    --------    --------    ---------    ---------
Balance at December 31, 2000...   $      --  $    --   $     --    $880,406    $ (3,386)   $(673,982)   $ 203,038
                                  =========  =======   ========    ========    ========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TRITEL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                For the years ended December
                                                            31,
                                                ------------------------------
                                                  1998      1999       2000
                                                --------  ---------  ---------
Cash flows from operating activities:
 Net loss...................................... $(10,745) $(247,454) $(411,624)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Loss on return of spectrum..................    2,414         --         --
   Financing costs.............................       --      2,230         --
   Depreciation and amortization...............      348     12,839     70,618
   Stock-based compensation and grant of
    unrestricted rights in common stock to
    officer....................................       --    195,164    132,864
   Accretion of discount on debt and
    amortization of debt issue costs...........       --     10,608     30,207
   Provision for bad debts.....................       --         42      4,436
   Deferred income tax benefit.................       --    (28,443)      (244)
   Changes in operating assets and liabilities:
     Accounts receivable.......................       --     (5,082)   (13,955)
     Inventory.................................       --     (8,957)    (9,861)
     Accounts payable and accrued expenses.....     (180)    24,659     24,612
     Other current assets and liabilities......     (333)    (6,681)    (3,442)
                                                --------  ---------  ---------
       Net cash used in operating activities...   (8,496)   (51,075)  (176,389)
                                                --------  ---------  ---------
Cash flows from investing activities:
 Capital expenditures..........................   (5,970)  (172,448)  (395,017)
 Capitalized interest on network construction
  and Federal Communications Commission
  licensing costs..............................  (2,905)   (13,623)    (3,355)
 Purchase of PCS licenses and other assets
  from Alltel..................................       --         --    (67,000)
 Advance under notes receivable................       --     (7,550)        --
 Increase in restricted cash...................       --     (6,594)     2,400
 Other.........................................       --       (614)    (7,573)
                                                --------  ---------  ---------
       Net cash used in investing activities...   (8,875)  (200,829)  (470,545)
                                                --------  ---------  ---------
Cash flows from financing activities:
 Proceeds from notes payable...................   38,705         --         --
 Proceeds from revolving credit facility.......       --         --     60,000
 Proceeds from (repayment of) long-term debt...       --    300,000     (1,240)
 Proceeds from senior subordinated discount
  notes........................................       --    200,240         --
 Repayments of notes payable...................  (21,300)   (22,100)        --
 Payment of stock issuance costs...............       --     (8,507)      (195)
 Payment of debt issuance costs and other
  deferred charges.............................     (951)   (30,202)      (199)
 Proceeds from vendor discount.................       --     15,000         --
 Issuance of preferred stock...................       --    163,370         --
 Issuance of common stock, net of issuance
  costs........................................       --    242,526         --
 Proceeds from exercise of stock options.......       --         --      1,258
 Repurchase of voting preference stock.........       --         --    (10,000)
                                                --------  ---------  ---------
       Net cash provided by financing
      activities...............................   16,454    860,327     49,624
                                                --------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................     (917)   608,423   (597,310)
Cash and cash equivalents at beginning of
 period........................................    1,763        846    609,269
                                                --------  ---------  ---------
Cash and cash equivalents at end of period..... $    846  $ 609,269  $  11,959
                                                ========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TRITEL, INC.

                                ($ in thousands)


                                                           Years Ended December
                                                                   31,
                                                          ----------------------
                                                           1998   1999    2000
                                                          ------ ------- -------
Supplemental Disclosures
Cash paid for interest, net of amounts capitalized....... $  --  $14,362 $35,307
Significant non-cash investing and financing activities:
  Capitalized interest and discount on debt..............  7,614  10,062   2,871
  Capital expenditures included in accounts payable......  5,762  81,913  50,144
  Election of Federal Communications Commission
   disaggregation option for return of spectrum:
    Reduction in Federal Communications Commission
     licensing costs..................................... 35,442     --      --
    Reduction in accrued interest payable and long-term
     debt................................................ 33,028     --      --
Preferred stock issued in exchange for assets and
 liabilities.............................................    --  156,837     --




    The accompanying notes are an integral part of these consolidated financial statements.

                                  TRITEL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ($ in thousands, except per share data)


1. Organization and Business

   Tritel, Inc. ("Tritel") was formed on April 23, 1998 by the controlling members of Airwave Communications, LLC and Digital PCS, LLC (collectively hereafter referred to as "Predecessor Company") to develop PCS markets in the south-central United States. Tritel's 1998 activities consisted of $1,542 in capital expenditures and $32 in net loss. On January 7, 1999, our Predecessor Company transferred substantially all of their assets and liabilities at historical cost to Tritel in exchange for stock in Tritel. Tritel continued the activities of our Predecessor Company and, for accounting purposes, this transaction was accounted for as a reorganization of the Predecessor Company into a C corporation and a name change to Tritel. Tritel and the Predecessor Company, together with Tritel's subsidiaries, are referred to collectively as the "Company."

   Tritel began commercial operations during the fourth quarter of 1999. Prior to that time, Tritel and the Predecessor Company were considered to be in the development stage.

   Under the terms of the strategic alliance with AT&T Wireless and certain of its affiliates (collectively, AT&T), Tritel through its parent company, TeleCorp PCS, Inc. is AT&T's exclusive provider of wireless mobility services in its licensed markets, using equal emphasis co-branding with AT&T subject to AT&T's right to resell services on the TeleCorp PCS, Inc. network. TeleCorp PCS, Inc. has the right to use the AT&T brand name and logo together with the SunCom brand name and logo, giving equal emphasis to each in its covered markets. TeleCorp PCS, Inc. is AT&T's preferred roaming partner for digital customers in the TeleCorp PCS, Inc. markets. Additionally, TeleCorp PCS, Inc.'s relationship with AT&T Wireless and AT&T Wireless' roaming partners provides coast-to-coast coverage to its customers.

2. Merger with TeleCorp PCS, Inc.

   In anticipation of the acquisition of the Company by TeleCorp PCS, Inc., a new holding company, TeleCorp-Tritel Holding Company (Holding Company), was formed in accordance with the Agreement and Plan of Reorganization and Contribution, as amended, dated as of February 28, 2000, among TeleCorp PCS, Inc., the Company and AT&T Wireless Services, Inc. (the Merger). On November 13, 2000, each of TeleCorp PCS, Inc. and the Company merged with newly-formed wholly-owned subsidiaries of Holding Company. At that time, Holding Company was renamed TeleCorp PCS, Inc. (TeleCorp PCS) and the newly-formed wholly-owned subsidiary was merged with and was renamed TeleCorp Wireless, Inc. (TeleCorp Wireless). After the merger, the Company retained is name.

   In accordance with the terms of the merger agreement, all of the capital stock of TeleCorp Wireless and the Company was converted into the right to receive capital stock in TeleCorp PCS. As a result of the merger, TeleCorp PCS is controlled by the former holders of the voting preference common stock of TeleCorp Wireless, namely, Gerald T. Vento and Thomas H. Sullivan, who are also the Company's chief executive officer and its executive vice president and chief financial officer, respectively, and TeleCorp Wireless and the Company are both wholly-owned subsidiaries of TeleCorp PCS.

   The merger resulted in the exchange of 100% of the outstanding common and preferred stock of the Company and TeleCorp Wireless for common and preferred stock of TeleCorp PCS, Inc. After the merger Tritel issued 1,000 shares of common stock at a par value of $0.01 per share issued, outstanding and owned by TeleCorp PCS, Inc. The historical carrying value of the redeemable preferred stock, the preferred stock and the common stock including additional paid-in capital were accounted for as common stock and additional paid-in capital of the Company after the merger. The purchase accounting adjustments as a result of the merger have not been "push-down" to Tritel, Inc. Therefore, these financial statements are presented on a historical basis.

                                  TRITEL, INC.

                    ($ in thousands, except per share data)


3. Summary of Significant Accounting Policies

  Risks and Uncertainties

   The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities for at least the next several years while it constructs its network and develops its customer base. The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. These factors include: (1) the cost of constructing its network, (2) changes in technology, (3) changes in governmental regulations, (4) the level of demand for wireless communications services, (5) the product offerings, pricing strategies and other competitive factors of the Company's competitors and (6) general economic conditions. If the Company's is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow or achieve or sustain profitability which would materially adversely affect its business, operations and financial results as well as its ability to make payments on its debt obligations.

   The Company believes that the proceeds from the equity offerings in December 1999, together with the proceeds from the sale of senior subordinated discount notes, senior subordinated notes the financing made available to it by the Federal Communications Commission, borrowings under its Senior Credit facility and the equity investment it has received, will provide it with sufficient funds to build out its existing network as planned and fund operating losses until it completes its planned network build-out and generates positive cash flow. There can be no assurance that such funds will be adequate to complete the build-out of the Company's PCS network. Under those circumstances, the Company could be required to change its plans relating to the build-out of the network.

  Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tritel PCS, Inc. ("Tritel PCS"); Tritel A/B Holding Corp.; Tritel C/F Holding Corp.; Tritel Communications, Inc.; Tritel Finance, Inc.; and others. All intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

   The Company believes that the carrying amount of its financial instruments approximates fair value.

  Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company sells products and services to various customers throughout the south-central United States. The Company routinely assesses the strength of its customers and maintains allowances for anticipated losses.

                                  TRITEL, INC.

                    ($ in thousands, except per share data)

   For the years ended December 31, 1998, 1999 and 2000, no one customer accounted for 10% or more of total revenues or accounts receivable.

  Cash Equivalents

   The Company considers all highly liquid instruments with a maturity from purchase date of three months or less to be cash equivalents. Cash equivalents consist of overnight sweep accounts and U.S. Treasury obligations.

  Inventory

   Inventory, consisting of handsets and accessories, is valued at the lower of average cost or market and is recorded net of an allowance for obsolescence, if required.

  Restricted Cash

   On March 31, 1999, the Company entered into a deposit agreement with Toronto Dominion (Texas), Inc., as administrative agent, on behalf of the depository bank and the banks and other financial institutions who are a party to the senior credit facility described in Note 11. Under the terms of the agreement, the Company has placed on deposit $6,594 and $4,194 at December 31, 1999 and 2000 with the depository bank, which will be used for the payment of interest and/or commitment fees due under the bank facility.

  Property and Equipment and Network Under Development

   Property and equipment are recorded at cost and depreciation is computed using the straight-line method over the following estimated useful lives:

   Computer hardware and software..  3 years
   Network under development and
    wireless network...............  5 to 15 years upon commencement of service
   Furniture, fixtures and office
    equipment......................  5 years
   Leasehold improvements..........  Lesser of useful life or lease term

   Expenditures for repairs and maintenance are charged to operations when incurred. Gains and losses from disposals, if any, are included in the statements of operations. Network under development includes all costs related to engineering, cell site acquisition, site development, interest expense and other development costs being incurred to ready the Company's wireless network for use.

   Costs incurred to develop the Company's billing, financial systems and other internal applications during the application development stage are capitalized as internal use software. All costs incurred prior to the application development stage are expensed as incurred. Training costs and all post implementation internal and external costs are expensed as incurred.

  PCS Licenses and Microwave Relocation Costs

   PCS licenses include costs incurred, including capitalized interest, to acquire FCC licenses in the 1850-1990 MHz radio frequency band. Interest capitalization began when the activities necessary to get the Company's network ready for its intended use were initiated and concluded when the wireless networks were ready for intended use. The PCS licenses are issued conditionally for ten years. Historically, the FCC has granted license renewals providing the licensees have complied with applicable rules, policies and the Communications Act of 1934, as amended. The Company believes it has complied with and intends to continue to comply with these rules and policies.

                                  TRITEL, INC.

                    ($ in thousands, except per share data)


   As a condition of each PCS license, the FCC requires each license-holder to relocate existing microwave users (Incumbents) within the awarded spectrum to microwave frequencies of equal capacity. Microwave relocation costs include the actual and estimated costs incurred to relocate the Incumbent's microwave links affecting the Company's licensed frequencies.

   The Company began amortizing the cost of the PCS licenses, microwave relocation costs, and capitalized interest as PCS services commenced in each Basic Trading Area or BTA. Amortization is calculated using the straight-line method over 40 years.

  Intangible Assets--AT&T Agreements and other

   The AT&T Agreements consist of the fair value of various agreements with AT&T. The AT&T Agreements are amortized on a straight-line basis over the related contractual terms, which range from ten to twenty years.

  Long-Lived Assets

   The Company periodically evaluates the recoverability of the carrying value of its long-lived assets. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. An impairment loss is recognized when the carrying amount of the assets exceeds the fair value of the asset. The fair value of the asset is determined based on quoted market prices in an active market, if available, the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option pricing models, matrix pricing, appraisals and fundamental analysis. No such impairment losses have been recognized to date.

  Interest Capitalization

   The Company capitalizes interest expense related to the construction or purchase of certain assets including its Federal Communications Commission licenses which constitute activities preliminary to the commencement of the planned principal operations. Interest capitalized in the years ended December 31, 1998, 1999, and 2000 was $10,519, $23,685, and $6,226, respectively.

  Deferred Financing Costs

   Deferred finance costs are capitalized and amortized as a component of interest expense over the term of the related debt. Deferred finance costs are included in Other Assets on the Consolidated Balance Sheet.

  Revenue Recognition

   The Company earns revenue by providing wireless mobility services to both its subscribers and subscribers of other wireless carriers traveling in the Company's service area, as well as sale of equipment and accessories. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, prices are fixed and determinable and collection is reasonably assured.

   Wireless mobility services revenue consists of monthly recurring and non-recurring charges for activation, local, long distance, roaming and airtime used in excess of pre-subscribed usage. Generally, access fees, airtime roaming and long distance charges are billed monthly and are recognized when service is provided. Prepaid service revenue is collected in advance, recorded as deferred revenue, and recognized as service is provided.

                                  TRITEL, INC.

                    ($ in thousands, except per share data)


   Roaming revenue consists of the airtime and long distance charged to the subscribers of other wireless carriers for use of the Company's network while traveling in the Company's service area and is recognized when the service is provided. Activation fees are deferred and recognized over the expected customer life which approximates four years. Direct incremental costs of activation are deferred, to the extent of the amount of deferred activation revenue, and amortized to expense over the expected customer relationship period. Any losses on activation are recognized immediately since the Company chooses not to enforce its customer contracts for the full term.

   Equipment revenue, consisting of sales of handsets and accessories, is recognized upon delivery to the customer and when any related future obligations is no longer significant. Equipment revenue is a separate element since the handsets and accessories can be used on other wireless providers' networks and pricing information is readily available. The Company recognizes the cost of the equipment upon recognition of the equipment revenue. The cost of the handset is, and is expected to remain, higher than the sales price to a customer. The loss on the sale of equipment is recognized upon recognition of the revenue.

   In December 1999, the SEC released Staff Accounting Bulletin Number 101 (SAB
101), "Revenue Recognition in Financial Statements." The bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. The adoption of SAB 101 did not have a material impact on the Company's operations or financial position for the year ended December 31, 2000.

  Advertising Costs

   The Company expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred. Advertising costs totaled $6,238 and $17,156 for the years ended December 31, 1999 and 2000, respectively. No advertising costs were incurred prior to 1999.

  Income Taxes

   The Company accounts for income taxes in accordance with the liability method. Deferred income taxes are recognized for tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on enacted laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce net deferred tax assets to the amount expected to be realized. The provision for income taxes consists of the current tax provision and the change during the period in deferred tax assets and liabilities.

   Because the Predecessor Company was a nontaxable entity, operating results prior to January 7, 1999 were included in the income tax returns of its members. Therefore, the accompanying consolidated financial statements do not include any provision for income tax benefit for the year ended December 31, 1998. Subsequent to the date of the merger, Tritel will be included in the consolidated tax returns of TeleCorp PCS, Inc. The amount of taxes, if any, to be paid by Tritel will be determined as if Tritel had filed separate income tax returns.

                                  TRITEL, INC.

                    ($ in thousands, except per share data)
  Accounting for Stock-Based Compensation

   SFAS No. 123, "Accounting for Stock-Based Compensation", requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under provisions of SFAS No. 123, to continue to account for employee stock-based compensation under Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees". The Company discloses in the financial statements the pro forma net loss as if the Company had applied the method of accounting prescribed by SFAS No. 123.

   The Company periodically issues restricted stock awards and stock option grants to its employees. Upon reaching a measurement date, the Company records deferred compensation equal to the difference between the strike price and the estimated market value of the stock award. Deferred compensation is amortized to compensation expense over the related vesting period.

   Derivative Financial Instruments

   The Company uses interest rate swaps to hedge the effect of fluctuations in interest rates from its Senior Credit Facility. The interest rate swaps are managed in accordance with the Company's policies and procedures. The Company does not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedged transaction are expensed. Gains or losses associated with interest rate swaps are computed as the difference between the interest expense per the amount hedged using the fixed rate compared to a floating rate over the term of the swap agreement. The fair value of the interest rate swaps is measured as the amount at which the swaps could be settled based on estimates obtained from dealers. The Company has adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities" effective on January 1, 2001. The effect of the adoption was not material.

  Segment Reporting

   The Company presently operates in a single business segment as a provider of wireless mobility services in its licensed regions primarily in the south-central United States.

  Reclassifications

   Certain amounts in the 1998 and 1999 consolidated financial statements have been reclassified to conform with the presentation of the consolidated financial statements as of and for the year ended December 31, 2000.

4. Accounts Receivable

   Accounts receivables consists of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------  -------
  Accounts receivable.......................................... $5,082  $17,444
  Allowance for doubtful accounts..............................    (42)  (2,721)
                                                                ------  -------
                                                                $5,040  $14,723
                                                                ======  =======

                                  TRITEL, INC.

                    ($ in thousands, except per share data)
   Bad debt expense for the years ended December 31, 1998, 1999 and 2000 was $0, $42 and $4,436, respectively.

5. Inventory

   Inventory consists of the following:

                                                                   December 31,
                                                                  --------------
                                                                   1999   2000
                                                                  ------ -------
   Handsets...................................................... $8,609 $18,060
   Accessories...................................................    348     758
                                                                  ------ -------
   Total inventory............................................... $8,957 $18,818
                                                                  ====== =======


6. Property and Equipment

   Property and equipment consists of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
   Network construction and development..................... $243,664  $598,662
   Computer hardware and software...........................    9,659    16,794
   Furniture, fixtures and office equipment.................    5,194     8,564
   Leasehold improvements...................................    5,741    10,802
                                                             --------  --------
                                                              264,258   634,822
   Accumulated depreciation.................................   (6,775)  (66,787)
   Deposits on equipment....................................    1,465       --
                                                             --------  --------
                                                             $258,948  $568,035
                                                             ========  ========

   Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was $107, $6,668, and $60,012, respectively.

7. PCS Licenses and Microwave Relocation Costs

   During 1996 and 1997, the Federal Communications Commission granted to the Predecessor Company as the successful bidder C-, D-, E- and F-Block licenses with an aggregate license fee of $106,716 after deducting a 25% small business discount.

   The Federal Communications Commission provided below market rate financing for a portion of the bid price of the C- and F-Block licenses. Based on the Company's estimates of borrowing costs for similar debt, the Company discounted the face amount of the debt to yield a market rate and the discount was applied to reduce the carrying amount of the licenses and the debt. Accordingly, the PCS Licenses were recorded at $90,475.

   During July 1998, the Company took advantage of a reconsideration order by the Federal Communications Commission allowing companies holding C-Block PCS licenses several options to restructure their license holdings and associated obligations. The Company elected the disaggregation option and returned one-half of the broadcast spectrum originally acquired for each of the C-Block license areas. As a result, the Company reduced the carrying amount of the related licenses by one-half, or $35,442 and reduced the discounted debt and accrued interest due to the Federal Communications Commission by $33,028. As a result of the disaggregation election, the Company recognized an extraordinary loss of approximately $2,414.

                                  TRITEL, INC.

                    ($ in thousands, except per share data)

   AT&T Wireless contributed certain A- and B-Block PCS licenses to the Company on January 7, 1999 in exchange for preferred stock. The Company recorded such licenses at $127,307 including related costs of the acquisition. Also, in an acquisition of Central Alabama Partnership, LP 132, the Company acquired certain C-Block licenses with an estimated fair value of $9,284, exclusive of $6,072 of debt to the Federal Communications Commission.

   Additionally on January 7, 1999, licenses with a carrying amount, including capitalized interest and costs, totaling $21,874 were retained by the Predecessor Company. The assets and liabilities retained by the Predecessor Company have been reflected in these financial statements as a distribution to the Predecessor Company.

   On December 29, 2000, the Company completed the purchase from ALLTEL of two 10 MHz D-Block licenses covering approximately 1.5 million people in Birmingham and Tuscaloosa, Alabama, two markets in which the Company currently holds 15 MHz C-Block licenses. The Company also acquired certain equipment and other intangible assets of ALLTEL in the Birmingham and Tuscaloosa markets. These assets were purchased for an aggregate purchase price of $67,000 which was principally funded through the Company's senior credit facilities. In addition, the Company and AT&T Wireless have entered into a put and call agreement that gives the Company the right to sell the two licenses acquired from ALLTEL to AT&T Wireless at any time during the 18 months following the closing of this transaction for $50,000. This agreement also gives AT&T Wireless the right to purchase the two licenses during the same period for $50,000. However, generally, the Company can terminate AT&T Wireless's call right if it terminates its put right. In each case, the transfer of the licenses is conditioned upon receipt of the necessary regulatory approvals.

   Each of the Company's licenses is subject to an Federal Communications Commission requirement that the Company construct wireless network facilities offering coverage to certain percentages of the population within certain time periods following the grant of such licenses. Failure to comply with these requirements could result in the revocation of the related licenses or the imposition of fines on the Company by the Federal Communications Commission.

   PCS licenses, microwave relocation costs, and capitalized interest consist of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
   PCS licenses............................................. $175,876  $239,906
   Microwave relocation costs...............................    3,454    25,827
   Capitalized interest.....................................   26,667    30,151
                                                             --------  --------
                                                              205,997   295,884
   Accumulated amortization.................................     (656)   (5,783)
                                                             --------  --------
                                                             $205,341  $290,101
                                                             ========  ========

   Amortization expense related to PCS licenses, its related capitalized interest, and microwave relocation costs for the years ended December 31, 1998, 1999 and 2000 was $0, $656, and $5,127, respectively.

8. Intangible Assets--AT&T Agreements and other, net

   On May 20, 1998, the Predecessor Company and Tritel entered into a Securities Purchase Agreement with AT&T Wireless and the other stockholders of Tritel, whereby the Company agreed to construct a PCS network and provide wireless services using the AT&T and SunCom brand names, giving equal emphasis to each, in the south-central United States. On January 7, 1999, the parties closed the transactions contemplated in the Securities Purchase Agreement.

                                  TRITEL, INC.

                    ($ in thousands, except per share data)

   At the closing, Tritel issued preferred stock to AT&T Wireless in exchange for 20 MHz A- and B-Block PCS licenses which were assigned to the Company, and for certain other agreements covering the Company's markets, including the following agreements.

License Agreement

   Pursuant to a Network Membership License Agreement, dated January 7, 1999 (the "License Agreement"), as amended between AT&T Corp. and the Company, AT&T granted to the Company a royalty-free, nontransferable, non-exclusive, nonsublicensable, limited right, and license to use certain licensed marks solely in connection with certain licensed activities. The licensed marks include the logo containing AT&T and the globe design and the expression "Member of the AT&T Wireless Network." The "Licensed Activities" include (i) the provision to end-users and resellers, solely within the territory as defined in the License Agreement, of Company communications services as defined in the License Agreement on frequencies licensed to the Company for Commercial Mobile Radio Services ("CMRS") provided in accordance with the License Agreement (collectively, the "Licensed Services") and (ii) marketing and offering the Licensed Services within the territory. The License Agreement also grants to the Company the right and license to use licensed marks on certain permitted mobile phones.

   The License Agreement contains numerous restrictions with respect to the use and modification of any of the licensed marks. Furthermore, the Company is obligated to use commercially reasonable efforts to cause all Licensed Services marketed and provided using the licensed marks to be of comparable quality to the Licensed Services marketed and provided by AT&T and its affiliates in areas that are comparable to the territory taking into account, among other things, the relative stage of development of the areas. The License Agreement also sets forth specific testing procedures to determine compliance with these standards, and affords the Company with a grace period to cure any instances of alleged noncompliance therewith.

   The Company may not assign or sublicense any of its rights under the License Agreement; provided, however, that the License Agreement may be assigned to the Company's lenders under the Senior Credit Facility and after the expiration of any applicable grace and cure periods under the Senior Credit Facility, such lenders may enforce the Company's rights under the License Agreement and assign the License Agreement to any person with AT&T's consent.

   The term of the License Agreement is for five years and renews for an additional five-year period if each party gives the other notice to renew the Agreement. The License Agreement may be terminated by AT&T at any time in the event of a significant breach by the Company, including the Company's misuse of any licensed marks, the Company's licensing or assigning any of the rights in the License Agreement, the Company's failure to maintain AT&T's quality standards or if a change in control of the Company occurs. After the initial five-year term, AT&T may also terminate the License Agreement upon the occurrence of certain transactions described in the Stockholders' Agreement.

   The License Agreement, along with the exclusivity provisions of the Stockholders' Agreement and the Resale Agreement will be amortized on a straight-line basis over the ten-year term of the agreement. Accumulated amortization related to these agreements at December 31, 1999 and 2000 was approximately $4,811 and $9,701.

Roaming Agreement

   Pursuant to the Intercarrier Roamer Service Agreement, dated as of January 7, 1999 (the "Roaming Agreement"), as amended, between AT&T Wireless, the Company, and their affiliates, each party agrees to provide (each in its capacity as serving provider, the "Serving Carrier") mobile wireless radio telephone service for registered customers of the other party's (the "Home Carrier") customers while such customers are

                                  TRITEL, INC.

                    ($ in thousands, except per share data)
out of the Home Carrier's geographic area and in the geographic area where the Serving Carrier (itself or through affiliates) holds a license or permit to construct and operate a mobile wireless radio/telephone system and station. Each Home Carrier whose customers receive service from a Serving Carrier shall pay to such Serving Carrier 100% of the Serving Carrier's charges for wireless service and 100% of pass-through charges (i.e., toll or other charges). Each Serving Carrier's service charges for use per minute or partial minute for the first three years will be at a fixed rate, and thereafter may be adjusted to a lower rate as the parties may negotiate from time to time. Each Serving Carrier's toll charges per minute of use for the first three years will be at a fixed rate, and thereafter such other rates as the parties negotiate from time to time.

   The Roaming Agreement has a term of 20 years, unless terminated earlier by a party due to the other party's uncured breach of any term of the Roaming Agreement.

   Neither party may assign or transfer the Roaming Agreement or any of its rights thereunder except to an assignee of all or part of its license or permit to provide CMRS, provided that such assignee expressly assumes all or the applicable part of the obligations of such party under the Roaming Agreement.

   The Roaming Agreement will be amortized on a straight-line basis over the 20-year term of the agreement. Accumulated amortization related to this agreement at December 31, 1999 and 2000 was $786 and $1,586, respectively.

9. Note Receivable

   On March 1, 1999, the Company entered into agreements with AT&T Wireless, Lafayette Communications Company L.L.C. ("Lafayette") and ABC Wireless L.L.C. ("ABC") whereby the Company, AT&T Wireless and Lafayette would lend $29,500 to ABC to fund its participation in the re-auction of Federal Communications Commission licenses that were returned to the Federal Communications Commission by various companies under the July 1998 reconsideration order. The Company's portion of this loan was $7,500 and was recorded in Other Assets. Subsequent to closing of the agreements, ABC was the successful bidder for licenses covering the Tritel markets with an aggregate purchase price of $7,789. The Company has agreed, subject to Federal Communications Commission approval, to purchase these licenses for $7,789. If the licenses are not purchased by March 1, 2004, the note will mature on that date. The note has a stated interest rate of 16% per year. There are no required payments of principal or interest on the note until maturity. The note is secured by all assets of ABC, including, if permitted by the Federal Communications Commission, the Federal Communications Commission licenses awarded in the re-auction, and ranks pari passu with the notes to AT&T Wireless and Lafayette.

10. Accrued Expenses

   Accrued expenses consist of the following:

                                                                   December 31,
                                                                  --------------
                                                                   1999   2000
                                                                  ------ -------
   Accrued payroll............................................... $3,780 $13,033
   Severance costs...............................................  1,409   5,871
   Advanced billings.............................................    894   5,089
   Other.........................................................  3,564  23,407
                                                                  ------ -------
                                                                  $9,647 $47,400
                                                                  ====== =======

                                  TRITEL, INC.

                    ($ in thousands, except per share data)
11. Long-term Debt

   A summary of long-term debt is as follows:

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
   Senior Credit Facility................................... $300,000  $300,000
   Senior Subordinated Discount Notes.......................  216,734   245,300
   Federal Communications Commission debt...................   41,905    53,171
                                                             --------  --------
                                                              558,639   598,471
   Less current maturities..................................     (923)   (2,285)
                                                             --------  --------
                                                             $557,716  $596,186
                                                             ========  ========

Senior Credit Facility

   During 1999, the Company entered into a loan agreement (the "Senior Credit Facility"), which has subsequently been amended, and which provides for (i) a $100,000 senior secured term loan (the "Term Loan A"), (ii) a $200,000 senior secured term loan (the "Term Loan B") and (iii) a $250,000 senior secured reducing revolving credit facility (the "Revolver"). Tritel PCS Inc., Toronto Dominion (Texas), Inc., as Administrative Agent, and certain banks and other financial institutions are parties thereto.

   The commitment to make loans under the Revolver automatically and permanently reduces, quarterly beginning on December 31, 2002. The quarterly reductions in the commitment are $6,250 on December 31, 2002, $7,422 for each quarter in 2003, $11,328 for each quarter in 2004, $13,281 for each quarter in 2005, $16,016 for each quarter in 2006, and $25,781 for the first two quarters of 2007.

   Interest on the Revolver, Term Loan A and Term Loan B accrues, at the Company's option, either at a eurodollar rate plus an applicable margin or the higher of the Toronto Dominion, New York Branch's prime rate and the Federal Funds Rate (as defined in the Senior Credit Facility) plus 0.5%, plus an applicable margin. The borrowings outstanding at December 31, 1999 and 2000 carried a 10.62% and a 10.85% average interest rate as of that date. The Revolver requires an annual commitment fee ranging from 0.50% to 1.75% of the unused portion of the Senior Credit Facility.

   The Senior Credit Facility also required the Company to purchase an interest rate hedging contract covering an amount equal to at least 50% of the total amount of the outstanding indebtedness of the Company (other than indebtedness which bears interest at a fixed rate). As of December 31, 1999 and 2000, the Company was a party to interest rate swap agreements with a total notional amount of $200,000. The agreements establish a fixed effective rate of 9.05% on $200,000 of the current balance outstanding under the Senior Credit Facility through the earlier of March 31, 2002 or the date on which the Company achieves operating cash flow breakeven.

   The Term Loans are required to be prepaid and commitments under the Revolving Senior Credit Facility reduced in an aggregate amount equal to 50% of excess cash flow of each fiscal year commencing with the fiscal year ending December 31, 2001; 100% of the net proceeds of asset sales, in excess of a yearly threshold, outside the ordinary course of business or unused insurance proceeds; and 50% of the net cash proceeds of issuances of equity by Tritel PCS or its subsidiaries.

   All obligations of the Company under the facilities are unconditionally and irrevocably guaranteed by Tritel and all subsidiaries of Tritel PCS. The bank facilities and guarantees, and any related hedging contracts provided by the lenders under the Senior Credit Facility, are secured by substantially all of the assets of Tritel PCS and certain subsidiaries of Tritel PCS, including a first priority pledge of all of the capital stock held by

                                  TRITEL, INC.

                    ($ in thousands, except per share data)
Tritel or any of its subsidiaries, but excluding the Company's PCS licenses. The PCS licenses will be held by one or more single purpose subsidiaries of the Company and, in the future if the Company is permitted to pledge its PCS licenses, they will be pledged to secure the obligations of the Company under the Senior Credit Facility.

   The Senior Credit Facility contains covenants customary for similar facilities and transactions, including covenants relating to the amounts of indebtedness that the Company may incur, limitations on dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments and various financial maintenance covenants. The Senior Credit Facility also contains covenants relating to the population covered by the Company's network and number of customers, as well as customary representations, warranties, indemnities, conditions precedent to borrowing, and events of default.

   Loans under the Senior Credit Facility are available to fund capital expenditures related to the construction of the Company's PCS network, the acquisition of related businesses, working capital needs of the Company, and customer acquisition costs. All indebtedness under the Senior Credit Facility will constitute senior debt.

   The terms of the Senior Credit Facility allow the Company to incur senior subordinated debt with gross proceeds of not more than $250,000.

   As of December 31, 1999 and 2000, the Company has drawn $300,000 of advances under Term Loan A and Term Loan B and $60,000 under the Revolver.

Senior Subordinated Discount Notes

   On May 11, 1999, Tritel PCS, Inc. ("Tritel PCS"), a wholly-owned subsidiary of the Company, issued unsecured senior subordinated discount notes with a principal amount at maturity of $372,000. Such notes were issued at a discount from their principal amount at maturity for proceeds of $200,209. No interest will be paid on the notes prior to May 15, 2004. Thereafter, Tritel PCS will be required to pay interest semiannually at 12 3/4% per annum beginning on November 15, 2004 until maturity of the notes on May 15, 2009.

   The notes are fully unconditionally guaranteed on a joint and several basis by the Company and by Tritel Communications, Inc. and Tritel Finance, Inc., both of which are wholly-owned subsidiaries of Tritel PCS. The notes are subordinated in right of payment to amounts outstanding under the Company's Bank Facility and to any future subordinated indebtedness of Tritel PCS or the guarantors.

   The indenture governing the notes limits, among other things, the Company's ability to incur additional indebtedness, pay dividends, sell or exchange assets, repurchase its stock, or make investments.

Federal Communications Commission Debt

   The Federal Communications Commission provided below market rate financing for 90% of the bid price of the C-Block PCS licenses and 80% of the bid price of the F-Block PCS licenses. Such Federal Communications Commission debt is secured by all of the Company's rights and interest in the licenses financed.

   The debt incurred in 1996 by the Company for the purchase of the C-Block PCS licenses totaled $63,890 (undiscounted). The debt bears interest at 7%; however, based on the Company's estimate of borrowing costs for similar debt, a rate of 10% was used to determine the debt's discounted present value of $52,700. The Company elected to disaggregate and return one-half of the broadcast spectrum of the C-block licenses. The Federal Communications Commission permitted such spectrum to be returned effective as of the original purchase. As a result, the Company reduced the discounted debt due to the Federal Communications Commission for such licenses by $27,410.

                                  TRITEL, INC.

                    ($ in thousands, except per share data)

   F-Block licenses were granted in 1997. The debt incurred by the Company for the purchase of such licenses totaled $28,167 (undiscounted). The debt bears interest at 6.125%, however; based on the Company's estimate of borrowing costs for similar debt, a rate of 10% was used to determine the debt's discounted present value of $23,116.

   In the acquisition of Central Alabama Partnership, LP 132 on January 7, 1999, the Company assumed debt of $6,072 payable to the Federal Communications Commission for the licenses acquired.

   In the acquisition of licenses covering parts of Florida and southern Georgia from Digital PCS on October 27, 2000, the Company assumed debt of $11,535 payable to the Federal Communications Commission for the licenses acquired.

   Additionally, certain licenses and the related Federal Communications Commission debt for those licenses were retained by the Predecessor Company. The discounted carrying amount of the debt for the licenses retained by the Predecessor Company was $15,889.

   All the scheduled interest payments on the Federal Communications Commission debt were suspended for the period from January 1997 through March 1998 by the Federal Communications Commission. Payments of such suspended interest resumed in July 1998 with the total suspended interest due in eight quarterly payments through April 30, 2000. The Company is required to make quarterly principal and interest payments on the Federal Communications Commission debt.

Notes Payable to Related Party

   In March 1997, the Predecessor Company entered into a loan agreement for a $5,700 long-term note payable to Southern Farm Bureau Life Insurance Company ("SFBLIC"). SFBLIC was a member of Mercury Southern, LLC, which was a member of the Predecessor Company. This note was secured by a pledge of the membership equity interests of certain members of Predecessor Company management and interest accrued annually at 10% on the anniversary date of the note. At December 31, 1998, the balance of the note was $6,270 as a result of the capitalization of the first year's interest. The indebtedness under the note was convertible into equity at the face amount at any time at the option of SFBLIC, subject to Federal Communications Commission equity ownership limitations applicable to entrepreneurial block license holders. The Predecessor Company and SFBLIC subsequently negotiated a revised arrangement under which the amount due of $6,270 plus accrued interest of $476 was not paid but instead was converted into $8,976 of members' equity in the Predecessor Company on January 7, 1999. The $2,230 preferred return to the investor was accounted for as an interest expense during the year ended December 31, 1999. The interest accrued at the contractual rate was capitalized during the accrual period.

   As of December 31, 2000, the following is a schedule of future minimum principal payments of the Company's long-term debt due within five years and thereafter:

                                                                    December 31,
                                                                        2000
                                                                    ------------
   December 31, 2001...............................................  $   2,285
   December 31, 2002...............................................      6,927
   December 31, 2003...............................................     24,994
   December 31, 2004...............................................     32,019
   December 31, 2005...............................................     35,974
   Thereafter......................................................    627,581
                                                                     ---------
                                                                       729,780
   Less unamortized discount.......................................   (131,309)
                                                                     ---------
   Total...........................................................  $ 598,471
                                                                     =========

                                  TRITEL, INC.

                    ($ in thousands, except per share data)
12. Stockholders' Equity and Redeemable Preferred Stock

   At December 31, 2000, the Company has 1,000 shares of Class A common stock outstanding, all of which are owned by Telecorp PCS, Inc. The following paragraphs describe the stockholders equity and redeemable preferred stock of the Company prior to the merger with TeleCorp PCS, Inc. on November 13, 2000.

Series A Redeemable Preferred Stock

   The series A preferred stock, with respect to dividend rights and rights on liquidation, dissolution or winding up, ranks on a parity basis with the series B preferred stock, and ranks senior to series C preferred stock, series D preferred stock and common stock. The holders of series A preferred stock are entitled to receive cumulative quarterly cash dividends at the annual rate of 10% multiplied by the liquidation preference, which is equal to $1,000 per share plus declared but unpaid dividends. Tritel may elect to defer payment of any such dividends until the date on which the 42nd quarterly dividend payment is due, at which time, and not earlier, all deferred payments must be made. Except as required by law or in certain circumstances, the holders of the series A preferred stock do not have any voting rights. The series A preferred stock is redeemable, in whole but not in part, at the option of Tritel on or after January 15, 2009 and at the option of the holders of the series A preferred stock on or after January 15, 2019. Additionally, on or after January 15, 2007, AT&T Wireless, and qualified transferees, have the right to convert each share of series A preferred stock into shares of class A common stock. The number of shares the holder will receive upon conversion will be the liquidation preference per share divided by the market price of class A common stock times the number of shares of series A preferred stock to be converted.

   The Company issued 90,668 shares of series A preferred stock with a stated value of $90,668 to AT&T Wireless on January 7, 1999.

Series C Preferred Stock

   The Company issued 18,262 shares of series C preferred stock with a stated value of $18,262 to the Predecessor Company on January 7, 1999 in exchange for certain of its assets, liabilities and continuing operations. The stock was recorded at the historical cost of the assets and liabilities acquired from the Predecessor Company since, for accounting purposes, this transaction was accounted for as a reorganization of the Predecessor Company into a C corporation and a name change to Tritel.

   The Company also issued 14,130 shares of series C preferred stock with a stated value of $14,130 to the Predecessor Company on January 7, 1999 in exchange for cash of $14,130. In the same transaction, the Company also issued 149,239 shares of series C preferred stock with a stated value of $149,239 to investors on January 7, 1999 in exchange for cash. The stock was recorded at its stated value and the costs associated with this transaction have been offset against equity.

   Additionally, the Company issued 2,602 shares of series C preferred stock with a stated value of $2,602 to Central Alabama Partnership, LP 132 on January 7, 1999 in exchange for its net assets. The stock was recorded at its stated value and the assets and liabilities were recorded at estimated fair values.

   All of the series C preferred stock outstanding converted into 73,349,620 shares of class A and 4,962,804 shares of class D common stock upon the closing of the initial public offering on December 13, 1999.

Series D Preferred Stock

   The Company issued 46,374 shares of series D preferred stock with a stated value of $46,374 to AT&T Wireless on January 7, 1999.

                                  TRITEL, INC.

                    ($ in thousands, except per share data)


Common Stock

   On December 13, 1999, the Company issued 13,186,229 shares of class A common stock in connection with an initial public offering of the Company's stock.

   As of December 31, 1999, the Company has issued 10,981,932 shares of class A common stock, 1,380,448 shares of class C common stock and 6 shares of voting preference common stock to certain members of management of the Company. The class A and class C common stock issued to management are restricted shares subject to repurchase agreements which require the holders to sell to the Company at a $0.01 repurchase price per share, the number of shares that would be equal to $2.50 per share on specified "Trigger Dates" including a change of control, termination of employment, or the seventh anniversary of the agreement. On the "Trigger Date," the holders must sell to the Company the number of shares necessary, based on the then current fair value of the stock based on the average closing price for the most recent ten trading days, to reduce the number of shares of stock held by an amount equal to the number of shares then held by the holder times $2.50 per share (in essence, requiring the holders to pay $2.50 per share for their shares of stock). Also, in the event the Company does not meet certain performance measurements, certain members of management will be required to sell to the Company a fixed number of shares at $0.01 per share.

   Based on the terms of the repurchase agreement, this plan has been accounted for as a variable stock plan. Accordingly, the Company will record Stock-based Compensation Expense over the vesting period for the difference between the quoted market price of the Company's stock at each measurement date and the current fair value of the stock to be repurchased from the individuals. During 2000 the plan was modified to remove the provision that required management to surrender a portion of their shares. This modification established the measurement date upon which the value of the awards were fixed. Based on the market price of Tritel's common stock at the measurement date, Tritel charged deferred compensation as a separate component of stockholders' equity with a corresponding credit against additional paid-in capital.

   In conjunction with the Company's agreement with Mr. Jerry M. Sullivan, Jr., the Company agreed to repurchase 1,276,000 shares of the officer's stock at $0.01 per share and allow the officer to become fully vested in his remaining
1.8 million shares without restriction or repurchase rights. As a result, the Company recorded $4,500 as compensation expense and additional paid in capital. Such amount represents the fair value of the stock at the time of the agreement without restrictions or repurchase rights.

13. Stock Option Plans

Restricted Stock Plan and Restricted Stock Awards

   The Company adopted a Restricted Stock Plan (the Plan) to attract and retain key employees and to reward outstanding performance. Key employees selected by management may elect to become participants in the Plan by entering into an agreement which provides for issuance of fixed and variable shares consisting of Class A and Class C common stock. The fixed shares typically vest over a five or six year period. Unvested shares are forfeited upon termination of employment. The shares issued under the Plan shall consist of units transferred to participants without payment as additional compensation for their services to the Company.

   As part of the acquisition of the Company, shares of the Company's restricted stock were exchanged for restricted stock of TeleCorp PCS at a ratio of 1 to 0.76. As of the consummation date of the acquisition, the Company recorded deferred compensation expense based on the difference between the estimated fair value and the exercise price of the exchanged and unvested shares of the Company in the amount $3,627. For the years ended December 31, 1999 and 2000, the Company recorded compensation expense related to restricted stock awards of $190,664 and $132,813, respectively. The remaining deferred compensation balance related to the restricted stock awards will be recognized as compensation expense over the remaining vesting period.

                                  TRITEL, INC.

                    ($ in thousands, except per share data)
Employee and Director Stock Option Plan

   The Company implemented the 1999 Stock Option Plan to allow employees and members of the Board of Directors to acquire shares of common stock. The options have an option term of 10 years, ratable vesting over a three to four year period, exercise prices equal to the estimated fair value of the underlying common stock on the date of award. The Company reserved 10,462,400 shares of common stock for issuance under this plan.

   The Company recognized expense over the related vesting periods, of which $0 and $51 was recorded as compensation expense for the years ended December 31, 1999 and 2000, respectively.

   A summary of the status of the Company's stock option plan is presented below:

                                                           Weighted
                                                            Average
                                                           Remaining  Weighted
                                            Option Price  Contractual Average
                                              Range per      Life     Exercise
                                  Shares        share       (Years)    Price
                                ----------  ------------- ----------- --------
Outstanding at December 31,
 1998..........................        --   $         --      --       $  --
  Granted......................  2,081,422  $18.00-$31.69    10.0      $18.05
  Exercised....................        --             --      --          --
  Forfeited....................        --   $         --      --       $  --
                                ----------
Outstanding at December 31,
 1999..........................  2,081,422  $18.00-$31.69    10.0      $18.05
                                ==========
  Granted......................  3,013,982  $11.22-$38.09     9.8      $23.48
  Exercised....................    (69,935) $      $18.00     9.6      $18.00
  Forfeited....................   (179,710) $11.22-$38.09     9.4      $19.30
                                ----------
Outstanding at November 13,
 2000..........................  4,845,759  $11.22-$38.09     9.4      $21.35
  Exchanged.................... (4,845,759) $11.22-$38.09     9.4         --
  Received from exchange.......  3,682,777  $14.76-$50.12     9.4      $28.09
  Exercised....................       (931) $       23.68     9.0      $23.68
  Forfeited....................   (143,955) $29.84-$31.07     9.9      $31.07
                                ----------
Outstanding at December 31,
 2000..........................  3,537,891  $14.76-$50.12     9.5      $27.97
                                ==========
Options vested at December 31,
 2000..........................  1,468,125  $23.68-$41.69     9.0      $24.00
                                ==========

   The following table summarizes information about the outstanding and exercisable options at December 31, 2000:

                          Options Outstanding              Options Exercisable
                 -------------------------------------- --------------------------
                            Weighted
                             Average
                            Remaining
                           Contractual
    Range of     Number of    Life     Weighted Average Number of Weighted Average
Exercise Prices   Shares     (Years)    Exercise Price   Shares    Exercise Price
---------------  --------- ----------- ---------------- --------- ----------------
$14.76-
 $23.68          1,537,388     9.0          $23.28      1,420,697      $23.68
$29.84-
 $34.87          1,924,465     9.8           31.14         43,020       32.67
$40.84-
 $50.12             76,038     9.4           42.41          4,408       41.69
                 ---------                              ---------
                 3,537,891     9.5          $27.97      1,468,125      $24.00
                 =========                              =========

                                  TRITEL, INC.

                    ($ in thousands, except per share data)

   As part of the acquisition of the Company, TeleCorp PCS exchanged outstanding options of the Company for options of TeleCorp PCS at a ratio of 1 to 0.76. For the exchanged options, the Company exchanged options to purchase 3,682,777 shares of common stock, of which 34,771 were exchanged at an exercise price below fair market value and 3,648,006 were exchanged at an exercise price above fair market value.

   As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and to adopt the disclosure only provision of SFAS No. 123. If compensation expense had been recorded based on the fair value at the grant dates for awards under the Plan, the Company's pro forma net loss would have been $0, $250,608, $414,710, for the years ended December 31, 1998, 1999, and
2000.

   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the years ended December 31, 1999 and 2000: volatility factor of 56% and 100%, respectively, weighted average expected life of 5 and 10 years, respectively, weighted-average risk free interest rate of 6%, and no dividend yield. The weighted average fair value of grants made during the years ended December 31, 1999 and 2000 was $8.52 and $44.70, respectively.

14. Income Taxes

   On January 7, 1999 the Company recorded a deferred tax liability of $55,100 primarily related to the difference in asset bases on the assets acquired from AT&T Wireless.

   Because the Predecessor Company was a nontaxable entity, the results presented below relate solely to the years ended December 31, 1999 and 2000. Components of income tax benefit for the years ended December 31, 1999 and 2000 are as follows:

                                For the Year Ended
                                December 31, 1999        For the Year Ended December 31, 2000
                            ---------------------------  ------------------------------------------
                            Current Deferred    Total      Current       Deferred        Total
                            ------- ---------  --------  ------------  -------------   ------------
   Federal.................  $--    $ (24,725) $(24,725)  $       --    $       (212)  $       (212)
   State...................   --       (3,718)   (3,718)          --             (32)           (32)
                             ----   ---------  --------   -----------   ------------   ------------
     Total.................  $--    $ (28,443) $(28,443)  $       --    $       (244)  $       (244)
                             ====   =========  ========   ===========   ============   ============

   Actual tax benefit differs from the "expected" tax benefit using the federal corporate rate of 35% as follows:

                                                           December 31,
                                                     --------------------------
                                                        1999       2000
                                                     ----------  ---------
   Computed "expected" tax benefit.................  $  (96,564) $(144,154)
   Reduction (increase) resulting from:
     Change in valuation allowance for deferred tax
      assets.......................................       1,020     84,013
     Nondeductible compensation related expense....      68,308     57,774
     Nondeductible merger related expense..........         --       3,580
     Nontaxable loss of Predecessor Company........         780        --
     Nondeductible portion of discount accretion...         557        964
     State income taxes, net of federal tax
      benefit......................................      (2,496)    (2,193)
     Other.........................................         (48)      (228)
                                                     ----------  ---------
                                                     $ (28,443)  $    (244)
                                                     ==========  =========

                                  TRITEL, INC.

                    ($ in thousands, except per share data)
   The tax effects of temporary differences that give rise to significant portions of the deferred tax liability at December 31, 1999 and 2000 are as follows:

                                                               December 31,
                                                             -----------------
                                                              1999      2000
                                                             -------  --------
   Deferred tax assets:
     Net operating loss carryforward.......................  $25,232  $113,578
     Tax basis of capitalized start-up costs in excess of
      book basis...........................................   11,533     8,917
     Discount accretion in excess of tax basis.............    5,700    15,572
     Tax basis of property and equipment in excess of book
      basis................................................    1,865     2,298
     Other.................................................      785     2,524
                                                             -------  --------
   Total gross deferred tax assets.........................   45,115   142,889
     Less: valuation allowance.............................   (1,020)  (85,033)
                                                             -------  --------
   Net deferred tax assets.................................   44,095    57,856
                                                             -------  --------
   Deferred tax liabilities:
     Intangible assets book basis in excess of tax basis...   22,646    20,463
     PCS licenses book basis in excess of tax basis........   32,245    32,827
     Capitalized interest book basis in excess of tax
      basis................................................   12,779    15,047
     Book basis of property and equipment in excess of tax
      basis................................................      --     13,168
     Discount accretion book basis in excess of tax basis..    2,130     1,812
                                                             -------  --------
   Total gross deferred tax liabilities....................   69,800    83,317
                                                             -------  --------
   Net deferred tax liability..............................  $25,705  $ 25,461
                                                             =======  ========

   At December 31, 1999 and 2000, the Company has net operating loss carryforwards for federal income tax purposes of $65,965 and $296,936, respectively, which are available to offset future federal taxable income, if any, through 2020.

   The valuation allowance for the gross deferred tax asset at December 31, 1999 and 2000 was $1,020 and $85,033, respectively. No valuation allowance has been provided for the remaining gross deferred tax asset principally due to the existence of a deferred tax liability which was recorded upon the closing of the AT&T Wireless transaction on January 7, 1999. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities in making this assessment. Based upon anticipated future taxable income over the periods in which the deferred tax assets are realizable, management believes it is more likely than not the Company will realize the benefits of these deferred tax assets.

15. Commitments and Contingencies

   Effective September 1, 1999, Tritel, Inc. and Jerry M. Sullivan entered into an agreement to redefine Mr. J. Sullivan's relationship with Tritel, Inc. and its subsidiaries. Mr. J. Sullivan is not related to Thomas H. Sullivan. Mr. J. Sullivan has resigned as an officer and a director of Tritel, Inc. and all of its subsidiaries. Mr. J. Sullivan will retain the title Executive Vice President of Tritel, Inc. through December 31, 2001; however, under the agreement, he is not permitted to represent the Company nor will he perform any functions for Tritel, Inc. As part of the agreement, Mr. J. Sullivan will also receive an annual salary of $225 and an annual bonus of $113 through December 31, 2002. Mr. J. Sullivan became fully vested in 1,800,000 shares of class A common stock and returned all other shares held by him, including his voting preference common stock to Tritel, Inc. Accordingly, the Company has recorded $5,825 in additional compensation expense during 1999. The $5,825 was determined pursuant to the settlement of Mr. J. Sullivan's employment relationship with the Company, and includes $4,500 million for the grant of additional stock rights, $225 annual salary and $113 annual bonus through December 31, 2002, and other related amounts.

                                  TRITEL, INC.

                    ($ in thousands, except per share data)

   Mr. J. Sullivan had served as Director, Executive Vice President and Chief Operating Officer of Tritel, Inc. since 1993. The foregoing agreements supersede the employment relationship between Tritel, Inc. and Mr. J. Sullivan defined by the Management Agreement and Mr. J. Sullivan's employment agreement.

   The Company leases office space, equipment, and co-location tower space under noncancelable operating leases. Expense under operating leases was $334, $7,200 and $25,162 for 1998, 1999 and 2000, respectively. Management expects that in the normal course of business these leases will be renewed or replaced by similar leases. The leases extend through 2008.

   Future minimum lease payments under these leases at December 31, 2000 are as follows:

   2001................................................................ $ 34,602
   2002................................................................   34,939
   2003................................................................   35,384
   2004................................................................   34,371
   2005................................................................   34,263
   Thereafter..........................................................   17,260
                                                                        --------
     Total............................................................. $190,819
                                                                        ========

   Subsidiaries of the Company are defendants in several lawsuits. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of Management, based on known facts and circumstances, that the amount of the Company's ultimate liability is unlikely to have a material adverse effect on its financial position, results of operations or liquidity.

16. Related Parties

   On January 7, 1999, the Company entered into a secured promissory note agreement under which it agreed to lend up to $2,500 to the Predecessor Company. Interest on advances under the loan agreement is 10% per year. The interest will compound annually and interest and principal are due at maturity of the note. The note is secured by the Predecessor Company's ownership interest in the Company. Any proceeds from the sales of licenses by the Predecessor Company, net of the repayment of any Federal Communications Commission debt, are required to be applied to the note balance. If the note has not been repaid within five years, it will be repaid through a reduction of the Predecessor Company's interest in the Company based on a valuation of the Company's stock at that time. The balance of this note at December 31, 1999 and 2000 was approximately $2,300 and $2,106, respectively.

   The Company receives roaming revenue and recognizes roaming expense pursuant to an agreement with TeleCorp Wireless. From the effective date of the Company's merger with TeleCorp Wireless, November 13, 2000, to December 31, 2000 roaming revenues and expenses were $615 and $414, respectively. Intercompany roaming revenues and expenses between the Company and TeleCorp Wireless are eliminated in the consolidated financial statements of TeleCorp PCS, Inc.

17. Assets and Liabilities Retained by Predecessor Company

   Certain assets and liabilities, with carrying amounts of $22,070 and $17,367, respectively, principally for certain Federal Communications Commission licenses and related Federal Communications Commission debt, which were retained by the Predecessor Company have been reflected in these financial statements as a distribution to the Predecessor Company. The Predecessor Company is holding such assets and liabilities but is not currently developing the PCS markets.

                                  TRITEL, INC.

                    ($ in thousands, except per share data)

   Of the assets retained by the Predecessor Company, Tritel was granted an option to acquire certain PCS licenses for approximately 1.2 million shares of class A common stock. During May 1999, Tritel notified the Predecessor Company of its intent to exercise this option. Such licenses were transferred to Tritel in October 2000. Tritel has committed to sell to AT&T Wireless or its designee such licenses. These licenses are recorded as assets held for sale in the consolidated balance sheet.

18. Subsidiary Guarantee

   On May 11, 1999, the Company completed the issuance and sale of 12 3/4% Senior Subordinated Discount Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by Tritel Communications, Inc. and Tritel Finance, Inc., two of Tritel PCS's wholly-owned subsidiaries.

   The following condensed consolidating financial statements as of December 31, 1999 and 2000 and for the years ended December 31, 1999 and 2000, are presented for Tritel, Tritel PCS, those subsidiaries of Tritel PCS who serve as guarantors and those subsidiaries who do not serve as guarantors of the senior subordinated discount notes.

                     Condensed Consolidating Balance Sheet
                            As of December 31, 1999

                                    Tritel
                          Tritel,    PCS,    Guarantor   NonGuarantor              Consolidated
                            Inc.     Inc.   Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                          -------- -------- ------------ ------------ ------------ ------------
Current assets:
 Cash and cash
  equivalents...........  $    --  $613,999   $ (4,730)    $    --     $     --     $  609,269
 Other current assets...     2,462    1,407     17,426          --           --         21,295
 Intercompany
  receivables...........     1,799  210,673        --           --      (212,472)          --
                          -------- --------   --------     --------    ---------    ----------
  Total current assets..     4,261  826,079     12,696          --      (212,472)      630,564
Restricted cash.........       --     6,594        --           --           --          6,594
Property and equipment,
 net....................       --       --     258,948          --           --        258,948
Licenses and other
 intangibles............    59,508      --       3,395      201,946          --        264,849
Investment in
 subsidiaries...........   445,301   73,286        --           --      (518,587)          --
Other long term assets..       --    62,633         82          --       (27,308)       35,407
                          -------- --------   --------     --------    ---------    ----------
  Total assets..........  $509,070 $968,592   $275,121     $201,946    $(758,367)   $1,196,362
                          ======== ========   ========     ========    =========    ==========
Current liabilities:
 Accounts payable,
  accrued expenses and
  other current
  liabilities...........  $     29 $  1,240   $111,257     $  1,721    $     --     $  114,247
 Intercompany payables..       --       --     196,950       15,522     (212,472)          --
                          -------- --------   --------     --------    ---------    ----------
  Total current
   liabilities..........        29    1,240    308,207       17,243     (212,472)      114,247
Non-current liabilities:
 Long-term debt.........       --   516,734     27,121       40,982      (27,121)      557,716
 Deferred income taxes
  and other.............    22,009    5,318    (20,024)      30,251         (187)       37,367
                          -------- --------   --------     --------    ---------    ----------
  Total liabilities.....    22,038  523,292    315,304       88,476     (239,780)      709,330
                          -------- --------   --------     --------    ---------    ----------
Series A redeemable
 convertible preferred
 stock..................    99,586      --         --           --           --         99,586
                          -------- --------   --------     --------    ---------    ----------
Stockholders' equity
 (deficit)..............   387,446  445,300    (40,183)     113,470     (518,587)      387,446
                          -------- --------   --------     --------    ---------    ----------
  Total liabilities and
   equity...............  $509,070 $968,592   $275,121     $201,946    $(758,367)   $1,196,362
                          ======== ========   ========     ========    =========    ==========

                                  TRITEL, INC.

                    ($ in thousands, except per share data)

                     Condensed Consolidating Balance Sheet
                            As of December 31, 2000

                                    Tritel
                          Tritel,    PCS,     Guarantor   NonGuarantor              Consolidated
                            Inc.     Inc.    Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                          -------- --------  ------------ ------------ ------------ ------------
Current assets:
 Cash and cash
  equivalents...........  $    --  $ 21,222    $ (9,263)    $    --     $     --     $   11,959
 Other current assets...     2,546      154      44,458       18,935          --         66,093
 Intercompany
  receivables...........       --   737,379         --           --      (737,379)          --
                          -------- --------    --------     --------    ---------    ----------
  Total current assets..     2,546  758,755      35,195       18,935     (737,379)       78,052
Restricted cash.........       --     4,194         --           --           --          4,194
Property and equipment,
 net....................       --       --      568,035          --           --        568,035
Licenses and other
 intangibles............    53,785      --       25,029      265,072          --        343,886
Investment in
 subsidiaries...........   188,796  (78,811)        --           --      (109,985)          --
Other long term assets..       --   107,919       1,232          --       (75,900)       33,251
                          -------- --------    --------     --------    ---------    ----------
  Total assets..........  $245,127 $792,057    $629,491     $284,007    $(923,264)   $1,027,418
                          ======== ========    ========     ========    =========    ==========
Current liabilities:
 Accounts payable,
  accrued expenses and
  other current
  liabilities...........  $    --  $  1,318    $109,897     $  2,917    $     --     $  114,132
 Revolving credit
  facility..............       --    60,000         --           --           --         60,000
 Intercompany payables..    20,092      --      699,443       17,844     (737,379)          --
                          -------- --------    --------     --------    ---------    ----------
  Total current
   liabilities..........    20,092   61,318     809,340       20,761     (737,379)      174,132
Non-current liabilities:
 Long-term debt.........       --   545,300      75,366       50,886      (75,366)      596,186
 Deferred income taxes
  and other
  liabilities...........    21,997  (3,357)       5,708       30,248        (534)        54,062
                          -------- --------    --------     --------    ---------    ----------
  Total liabilities.....    42,089  603,261     890,414      101,895     (813,279)      824,380
Stockholders' equity
 (deficit)..............   203,038  188,796    (260,923)     182,112     (109,985)      203,038
                          -------- --------    --------     --------    ---------    ----------
  Total liabilities and
   equity...............  $245,127 $792,057    $629,491     $284,007    $(923,264)   $1,027,418
                          ======== ========    ========     ========    =========    ==========

                                  TRITEL, INC.

                    ($ in thousands, except per share data))


                Condensed Consolidating Statement of Operations
                      For the Year Ended December 31, 1999

                                     Tritel
                          Tritel,     PCS,     Guarantor   NonGuarantor              Consolidated
                            Inc.      Inc.    Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                          --------  --------  ------------ ------------ ------------ ------------
Revenues:
 Service................  $    --   $    --    $   1,186      $  --       $   --      $   1,186
 Roaming................       --        --        3,421         --           --          3,421
 Equipment..............       --        --        2,152         --           --          2,152
 Other..................       --        --          --        1,038       (1,038)          --
                          --------  --------   ---------      ------      -------     ---------
 Total revenues.........       --        --        6,759       1,038       (1,038)        6,759
                          --------  --------   ---------      ------      -------     ---------
Operating Expenses:
 Cost of services and
  equipment.............       --        --        6,966         --           --          6,966
 Technical operations...       --        --       18,459         --           --         18,459
 General and
  administrative........        56        45      23,850           2       (1,038)       22,915
 Sales and marketing....       --        --       20,404         --           --         20,404
 Stock-based
  compensation..........       --        --      190,664         --           --        190,664
 Depreciation and
  amortization..........     5,620       --        6,621         598          --         12,839
                          --------  --------   ---------      ------      -------     ---------
 Total operating
  expenses..............     5,676        45     266,964         600       (1,038)      272,247
                          --------  --------   ---------      ------      -------     ---------
Operating loss..........    (5,676)      (45)   (260,205)        438          --       (265,488)
Interest expense........       --     24,924       2,463         --          (187)       27,200
Interest (income).......      (170)  (16,553)       (255)        --           187       (16,791)
                          --------  --------   ---------      ------      -------     ---------
Income (loss) before
 income taxes               (5,506)   (8,416)   (262,413)        438          --       (275,897)
Income tax (benefit)
 expense................    (2,051)   (3,135)    (23,420)        163          --        (28,443)
                          --------  --------   ---------      ------      -------     ---------
 Net loss...............  $ (3,455) $ (5,281)  $(238,993)     $  275      $   --      $(247,454)
                          ========  ========   =========      ======      =======     =========

                Condensed Consolidating Statement of Operations
                      For the Year Ended December 31, 2000
                                     Tritel
                          Tritel,     PCS,     Guarantor   NonGuarantor              Consolidated
                            Inc.      Inc.    Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                          --------  --------  ------------ ------------ ------------ ------------
Revenues:
 Service................  $    --   $    --    $  75,207      $  --       $   --      $  75,207
 Roaming................       --        --       36,832         --           --         36,832
 Equipment..............       --        --       11,765         --           --         11,765
 Other..................       --        --          --        8,427       (8,427)          --
                          --------  --------   ---------      ------      -------     ---------
 Total revenues.........       --        --      123,804       8,427       (8,427)      123,804
                          --------  --------   ---------      ------      -------     ---------
Operating Expenses:
 Cost of services and
  equipment.............       --        --       76,915         --           --         76,915
 Technical operations...       --        --       60,640         --           --         60,640
 General and
  administrative........    10,563     1,776      75,750         165       (8,427)       79,827
 Sales and marketing....       --        --       71,752         --           --         71,752
 Stock-based
  compensation..........       --        --      132,864         --           --        132,864
 Depreciation and
  amortization..........     5,723       --       60,508       4,387          --         70,618
                          --------  --------   ---------      ------      -------     ---------
 Total operating
  expenses..............    16,286     1,776     478,429       4,552       (8,427)      492,616
                          --------  --------   ---------      ------      -------     ---------
Operating income
 (loss).................   (16,286)   (1,776)   (354,625)      3,875          --       (368,812)
Interest expense........       --     61,148       3,691       4,341       (3,666)       65,514
Interest (income).......      (290)  (25,295)       (539)        --         3,666       (22,458)
                          --------  --------   ---------      ------      -------     ---------
Income (loss) before
 income taxes...........   (15,996)  (37,629)   (357,777)       (466)                  (411,868)
Income tax (benefit)....       (11)     (221)         (8)         (4)         --           (244)
                          --------  --------   ---------      ------      -------     ---------
Net loss................  $(15,985) $(37,408)  $(357,769)     $ (462)     $   --      $(411,624)
                          ========  ========   =========      ======      =======     =========

                                  TRITEL, INC.

                    ($ in thousands, except per share data)


                Condensed Consolidating Statement of Cash Flows
                      For the Year Ended December 31, 1999

                                      Tritel
                           Tritel,     PCS,     Guarantor   NonGuarantor              Consolidated
                            Inc.       Inc.    Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                          ---------  --------  ------------ ------------ ------------ ------------
Net cash provided by
 (used in) operating
 activities.............  $  (3,648) $  3,554   $ (50,981)    $   --         $--       $ (51,075)
                          ---------  --------   ---------     -------        ----      ---------
Cash flows from
 investing activities:
  Capital expenditures..        --        --     (172,448)        --          --        (172,448)
  Advance under notes
   receivable...........        --     (7,500)        (50)        --          --          (7,550)
  Investment in
   subsidiaries.........   (376,718)  376,718         --          --          --             --
  Capitalized interest
   on debt..............        --        --       (3,863)     (9,760)        --         (13,623)
  Other.................       (325)   (6,883)        --          --          --          (7,208)
                          ---------  --------   ---------     -------        ----      ---------
Net cash provided by
 (used in) investing
 activities:............   (377,043)  362,335    (176,361)     (9,760)        --        (200,829)
                          ---------  --------   ---------     -------        ----      ---------
Cash flows from
 financing activities:
  Proceeds from long
   term debt............        --    300,000         --          --          --         300,000
  Proceeds from senior
   subordinated debt....        --    200,240         --          --          --         200,240
  Repayments of notes
   payable..............    (22,100)      --          --          --          --         (22,100)
  Payment of debt
   issuance costs and
   other deferred
   charges..............     (8,507)  (30,202)        --          --          --         (38,709)
  Intercompany
   receivable/payable...      4,556  (236,928)    222,612       9,760         --             --
  Proceeds from vendor
   discount.............        --     15,000         --          --          --          15,000
  Issuance of preferred
   stock................    163,370       --          --          --          --         163,370
  Issuance of common
   stock, net...........    242,526       --          --          --          --         242,526
                          ---------  --------   ---------     -------        ----      ---------
Net cash provided by
 financing activities:..    379,845   248,110     222,612       9,760         --         860,327
                          ---------  --------   ---------     -------        ----      ---------
Net increase (decrease)
 in restricted cash,
 cash and cash
 equivalents............       (846)  613,999      (4,730)        --          --         608,423
Cash and cash
 equivalents at
 beginning of period....        846       --          --          --          --             846
                          ---------  --------   ---------     -------        ----      ---------
Cash and cash
 equivalents at end of
 period.................  $     --   $613,999   $  (4,730)    $   --         $--       $ 609,269
                          =========  ========   =========     =======        ====      =========

                                  TRITEL, INC.

                    ($ in thousands, except per share data)


                Condensed Consolidating Statement of Cash Flows
                      For the Year Ended December 31, 2000

                                    Tritel
                         Tritel,     PCS,      Guarantor   NonGuarantor              Consolidated
                           Inc.      Inc.     Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                         --------  ---------  ------------ ------------ ------------ ------------
Net cash provided by
 (used in) operating
 activities............. $(12,584) $  (6,774)  $(157,031)    $   --         $--       $(176,389)
                         --------  ---------   ---------     -------        ----      ---------
Cash flows from
 investing activities:
  Capital expenditures..      --         --     (395,017)        --          --        (395,017)
  Capitalized interest
   on debt..............      --         --       (1,477)     (1,878)        --          (3,355)
  Purchase of assets
   from Alltel..........  (67,000)       --          --          --          --         (67,000)
  Decrease in restricted
   cash.................      --       2,400         --          --          --           2,400
  Other.................      --         --       (5,419)     (2,154)        --          (7,573)
                         --------  ---------   ---------     -------        ----      ---------
Net cash provided by
 (used in) investing
 activities:............  (67,000)     2,400    (401,913)     (4,032)        --        (470,545)
                         --------  ---------   ---------     -------        ----      ---------
Cash flows from
 financing activities:
  Proceeds from
   revolving credit
   facility.............      --      60,000         --          --          --          60,000
  Repayment of long term
   debt.................      --         --          --       (1,240)        --          (1,240)
  Payment of debt
   issuance costs and
   other deferred
   charges..............     (199)       --          --          --          --            (199)
  Intercompany
   receivable/payable...   88,720   (648,403)    554,411       5,272         --             --
  Repurchase of voting
   preference stock.....  (10,000)       --          --          --          --         (10,000)
  Payment of stock
   issuance costs.......     (195)       --          --          --          --            (195)
  Proceeds from exercise
   of stock options.....    1,258        --          --          --          --           1,258
                         --------  ---------   ---------     -------        ----      ---------
Net cash provided by
 (used in) financing
 activities:............   79,584   (588,403)    554,411       4,032         --          49,624
                         --------  ---------   ---------     -------        ----      ---------
Net increase (decrease)
 in restricted cash,
 cash and cash
 equivalents............      --    (592,777)     (4,533)        --          --        (597,310)
Cash and cash
 equivalents at
 beginning of period....      --     613,999      (4,730)        --          --         609,269
                         --------  ---------   ---------     -------        ----      ---------
Cash and cash
 equivalents at end of
 period................. $    --   $  21,222   $  (9,263)    $   --         $--       $  11,959
                         ========  =========   =========     =======        ====      =========

   The condensed combining financial statements for 1998 of Tritel, Inc. and the Predecessor Companies have been provided below to comply with the current requirement to show consolidating data for guarantors and non-guarantors for all periods presented. While Tritel, Inc. and its subsidiaries were formed during 1998, their only activities in 1998 were the acquisition of property and equipment approximating $1,542 and losses totaling $32. The assets of the Predecessor Companies and the assets acquired from AT&T Wireless and Central Alabama were transferred to Tritel, Inc. and its subsidiaries during 1999. Therefore, the following statements do not correspond with the current corporate structure and do not show data by guarantor and non-guarantor relationship to the senior subordinated discount notes.

                                  TRITEL, INC.

                    ($ in thousands, except per share data)

                       Combining Statement of Operations
                      For the Year Ended December 31, 1998

                                                   Predecessor
                                                    Companies  Tritel Combined
                                                   ----------- ------ --------
Revenues:.........................................  $    --     $--   $    --
                                                    --------    ----  --------
Operating expenses:
  Technical operations............................     1,918      21     1,939
  General and administrative......................     4,937      10     4,947
  Sales and marketing.............................       451       1       452
  Depreciation and amortization...................       348     --        348
                                                    --------    ----  --------
                                                       7,654      32     7,686
                                                    --------    ----  --------
Operating loss....................................    (7,654)    (32)   (7,686)
Interest expense..................................       722     --        722
Interest (income).................................       (77)    --        (77)
                                                    --------    ----  --------
Loss before extraordinary item....................    (8,299)    (32)   (8,331)
Loss on return of spectrum........................    (2,414)    --     (2,414)
                                                    --------    ----  --------
Net loss..........................................  $(10,713)   $(32) $(10,745)
                                                    ========    ====  ========

                       Combining Statement of Cash Flows
                      For the Year Ended December 31, 1998

                                                  Predecessor
                                                   Companies  Tritel   Combined
                                                  ----------- -------  --------
Net cash (used in) provided by operating
 activities.....................................   $(10,039)  $ 1,543  $ (8,496)
                                                   --------   -------  --------
Cash flows from investing activities:
  Purchase of property and equipment............     (4,428)   (1,542)   (5,970)
  Capitalized interest on debt used to obtain
   Federal Communications Commission licenses...     (2,905)      --     (2,905)
                                                   --------   -------  --------
Net cash used in investing activities...........     (7,333)   (1,542)   (8,875)
                                                   --------   -------  --------
Cash flows from financing activities:
  Proceeds from notes payable to others.........     38,705       --     38,705
  Repayments of notes payable to others.........    (21,300)      --    (21,300)
  Payment of debt issuance costs and other
   deferred charges.............................       (951)      --       (951)
                                                   --------   -------  --------
Net cash provided by financing activities.......     16,454       --     16,454
                                                   --------   -------  --------
Net increase (decrease) in cash and cash
 equivalents....................................       (918)        1      (917)
Cash and cash equivalents at beginning of year..      1,763       --      1,763
                                                   --------   -------  --------
Cash and cash equivalents at end of year........   $    845   $     1  $    846
                                                   ========   =======  ========

19. Subsequent Events

 Senior Credit Facility

   On January 9, 2001, the Company amended the terms of its Senior Credit Facility to allow the Company to incur unsecured senior subordinated debt with proceeds of not more than $750,000 less previous subordinated debt incurred.

                                  TRITEL, INC.

                    ($ in thousands, except per share data)

   On January 10, 2001 Tritel drew $30,000 from its Senior Credit Facility Revolver.

   Tritel has subsequently paid down $60,000 and $30,000 of the Senior Credit Facility Revolver on January 29, 2001 and February 12, 2001, respectively.

 Senior Subordinated Notes Offering

   On January 18, 2001, the Company obtained the consent of the holders of the 12 3/4% senior subordinated discount notes to allow the Company to complete an offering of senior subordinated notes. On January 24, 2001, the Company issued $450,000 principal amount of 10 3/8% senior subordinated notes due 2011. The senior subordinated notes are subject to optional redemption, restrictive covenants, an exchange offer, registration rights, and transfer restrictions. The Company received $437,500 in net proceeds from the issuance. In February 2001, the Company registered the Notes with the Securities and Exchange Commission to become publicly traded securities.

 Resignation of Former Executives

   Mr. William Arnett, the former President and Chief Operating Officer, resigned in December 2000. Pursuant to a separation agreement between Mr. Arnett and the Company, Mr. Arnett's employment with the company was terminated December 15, 2000. The Company agreed to pay Mr. Arnett $450 in equal installments over two years, a lump sum for any unused vacation time and a lump sum bonus of $113. In addition, all of Mr. Arnett's shares of restricted Company stock vest under the separation agreement. Mr. Arnett agreed to release the Company from any current or future claims arising out of his employment. Mr. Arnett's separation agreement became effective on January 26, 2001.

   Mr. E.B. Martin, Jr. the former Chief Information Officer and Vice Chairman and Director of the Company, resigned in January 2001. The Company agreed to pay Mr. Martin a lump sum of $1,449 which included a bonus of $575. Mr. Martin's separation from the Company became effective on February 2, 2001.

   Ms. Karlen Turbeville, the former Senior Vice President of Finance, resigned in February 2001. Pursuant to a separation agreement between Ms. Turbeville and the Company, Ms. Turbeville's employment with the company was terminated on February 17, 2001. The Company agreed to pay Ms. Turbeville $198 in equal installments over one year, a lump sum for any unused vacation time and a lump sum bonus of $103. In addition, all of Ms. Turbeville's shares of restricted TeleCorp PCS stock vest under the separation agreement. Ms. Turbeville agreed to release the Company from any current or future claims arising out of her employment. Ms. Turbeville's separation agreement became effective on February 26, 2001.

                                 EXHIBIT INDEX
                                 -------------

  Exhibit
   Number                         Description of Document
  -------                         -----------------------
  2.1.1+    Agreement and Plan of Reorganization and Contribution (included as
            Annex A to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company Registration Statement), dated
            February 28, 2000, by and among TeleCorp PCS, Inc., Tritel, Inc.
            and AT&T Wireless Services, Inc.


  2.1.2+    Amendment No. 1 to the Agreement and Plan of Reorganization and
            Contribution (included as Annex B to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company
            Registration Statement), dated May 4, 2000, by and among TeleCorp
            PCS, Inc., Tritel, Inc. and AT&T Wireless Services, Inc.


  2.1.3+    Amendment No. 2 to the Agreement and Plan of Reorganization and
            Contribution (included as Annex C to the joint proxy statement-prospectus forming a part of the TeleCorp-Tritel Holding Company
            Registration Statement), dated June 12, 2000, by and among TeleCorp
            PCS, Inc., Tritel, Inc. and AT&T Wireless Services, Inc.


  3.1++ Amended and Restated Certificate of Incorporation of Tritel, Inc., dated November 13, 2000.


  3.2       Bylaws of Tritel, Inc., dated November 13, 2000.


  3.3.1++   Certificate of Incorporation of Tritel Holding Corp. (now known as
            Tritel PCS, Inc.), dated May 29, 1998.


  3.3.2++   Certificate of Amendment of Certificate of Incorporation of Tritel
            Holding Corp. (now known as Tritel PCS, Inc.), dated April 16,
            1999.


  3.4++     Amended and Restated Bylaws of Tritel PCS, Inc., dated November 23,
            1999.


  3.5++     Certificate of Incorporation of Tritel Communications, Inc., dated
            May 29, 1998.


  3.6++     Bylaws of Tritel Communications, Inc., dated May 29, 1998.


  3.7++     Certificate of Incorporation of Tritel Finance, Inc., dated May 29,
            1998.


  3.8++     Amended and Restated Bylaws of Tritel Finance, Inc., dated November
            23, 1998.


  4.1++++   Indenture, dated as of January 24, 2001, by and among Tritel PCS,
            Inc., Tritel, Inc., Tritel Communications, Inc., Tritel Finance,
            Inc., and Firstar Bank, N.A., as trustee.


  4.2.1++   Indenture, dated as of May 11, 1999, by and among Tritel PCS, Inc.,
            Tritel, Inc., Tritel Communications, Inc., Tritel Finance, Inc., and The Bank of New York, as trustee.


  4.2.2++++ Amendment to 12 3/4% Senior Subordinated Discount Notes due 2009
            Indenture, dated as of September 30, 2000, by and among Tritel PCS, Inc., Tritel, Inc., Tritel Communications, Inc. and Tritel Finance,
            Inc., and The Bank of New York, as trustee.


  4.2.3++++ Supplemental Indenture to 12 3/4% Senior Subordinated Discount
            Notes due 2009 Indenture, dated as of January 18, 2001, by and among Tritel PCS, Inc., Tritel, Inc., Tritel Communications, Inc.
            and Tritel Finance, Inc., and The Bank of New York, as trustee.


 10.1++++ Exchange and Registration Rights Agreement, dated January 24, 2001, by and among Tritel PCS, Inc., Tritel, Inc., Tritel Communications,
            Inc., Tritel Finance, Inc., Salomon Smith Barney Inc., and Lehman
            Brothers Inc., on behalf of themselves and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, and TD
            Securities (USA) Inc.

  Exhibit
   Number                         Description of Document
  -------                         -----------------------


 10.2++++   Purchase Agreement, dated January 19, 2001, by and among Tritel
            PCS, Inc., Tritel, Inc., Tritel Communications, Inc., Tritel
            Finance, Inc., Salomon Smith Barney Inc., and Lehman Brothers Inc., on behalf of themselves and Merrill Lynch, Pierce, Fenner & Smith
            Incorporated, Banc of America Securities LLC, and TD Securities
            (USA) Inc.


 10.3.1++ Amended and Restated Loan Agreement, dated March 31, 1999, by and among Tritel Holding Corp. (now known as Tritel PCS, Inc.), Tritel,
            Inc., The Financial Institutions Signatory Thereto, and Toronto
            Dominion (Texas), Inc., as administrative agent.


 10.3.2++   First Amendment to Amended and Restated Loan Agreement, dated April
            21, 1999, by and among Tritel Holding Corp. (now known as Tritel
            PCS, Inc.), Tritel, Inc., The Financial Institutions Signatory
            Thereto, and Toronto Dominion (Texas), Inc., as administrative agent.


 10.3.3++++ Second Amendment to Amended and Restated Loan Agreement and
            Consent, dated October 31, 2000, by and among Tritel PCS, Inc.
            (formerly known as Tritel Holding Corp.), Tritel, Inc., The
            Financial Institutions Signatory Thereto, and Toronto Dominion
            (Texas), Inc., as administrative agent.


 10.3.4++++ Third Amendment to Amended and Restated Loan Agreement and Consent,
            dated as of January 9, 2001, by and among Tritel PCS, Inc., Tritel,
            Inc., The Financial Institutions Signatory Thereto, and Toronto
            Dominion (Texas), Inc., as administrative agent.


 10.4++++ Solicitation Agency Agreement, dated as of January 11, 2001, by and among Tritel PCS, Inc., Salomon Smith Barney Inc. and Lehman
            Brothers Inc.


 10.5* Stockholders' Agreement, dated as of November 13, 2000, by and among AT&T Wireless PCS, LLC, Cash Equity Investors, Management
            Stockholders, Other Stockholders, and TeleCorp PCS, Inc.


 10.6.1++   AT&T Wireless Services Network Membership License Agreement, dated
            January 7, 1999, by and between AT&T Corp. and Tritel, Inc.


 10.6.2++++ Amendment No. 1 to AT&T Wireless Services Network Membership
            License Agreement, dated November 13, 2000, by and between AT&T
            Corp. and Tritel, Inc.


 10.7.1++ Intercarrier Roamer Service Agreement, dated January 7, 1999, by and between AT&T Wireless Services, Inc. and Tritel, Inc.


 10.7.2++++ Amendment No. 1 to Intercarrier Roamer Service Agreement, dated
            November 13, 2000, by and between AT&T Wireless Services, Inc. and
            Tritel, Inc.


 10.8.1++++ Roaming Administration Service Agreement, dated January 7, 1999, by and between AT&T Wireless Services, Inc. and Tritel, Inc.


 10.8.2++++ Amendment No. 1 to Roaming Administration Service Agreement, dated
            November 13, 2000, by and between AT&T Wireless Services, Inc. and
            Tritel, Inc.


 10.9++ Amended and Restated Agreement, dated April 16, 1999, by and between TeleCorp Communications, Inc., Triton PCS, Inc., Tritel
            Communications, Inc. and Affiliate License Co., L.L.C.


 10.10++    Tritel, Inc. Amended and Restated 1998 Stock Option Plan, effective
            January 7, 1999.

  Exhibit
  Number                          Description of Document
  -------                         -----------------------
 10.11++   Form of Restricted Stock Agreements pursuant to the Tritel, Inc.
           Amended and Restated 1999 Stock Option Plan.


 10.12**   Tritel, Inc. Amended and Restated 1999 Stock Option Plan.


 10.13+++  Tritel, Inc. Amended and Restated 1999 Stock Option Plan for
           Nonemployee Directors, effective January 7, 1999.


 10.14++   Master Lease Agreement, dated October 30, 1998, by and between
           Tritel Communications, Inc. and Crown Communication Inc.


 10.15++   Master Lease Agreement, dated December 31, 1998, by and between
           Signal One, LLC and Tritel Communications, Inc.


 10.16.1++ Management Agreement, dated January 7, 1999, by and between Tritel
           Management, LLC and Tritel, Inc.


 10.16.2++ First Amendment to Management Agreement, dated as of September 1,
           1999.


 10.16.3+  Agreement to Terminate Tritel Management Agreement, dated as of
           February 28, 2000, by and between Tritel Management, LLC.


 10.17++ Master Antenna Site Lease No. D41, dated October 23, 1998, by and between Pinnacle Towers Inc. and Tritel Communications, Inc.


 10.18++   Installment Payment Plan Note, dated October 9, 1996, made by
           Mercury PCS, LLC in favor of the Federal Communications Commission in the amount of $42,525,211.95.


 10.19++   First Modification of Installment Payment Plan Note for Broadband
           PCS F Block, dated July 2, 1998, by and between Mercury PCS II,
           L.L.C. and the Federal Communications Commission, effective as of July 31, 1998.


 10.20++   Letter Agreement, dated July 2, 1998, by and between Tritel
           Communications, Inc. and H.S.I. GeoTrans Wireless, referring to a service agreement covering certain Site Acquisition Services applicable to certain Federal Communications Commission licenses owned or to be acquired by Tritel.


 10.21.1++ Services Agreement, dated as of June 1, 1998, by and between Tritel
           Communications, Inc. and Galaxy Personal Communications Services,
           Inc., which is a wholly owned subsidiary of World Access, Inc.


 10.21.2++ Addendum to June 1, 1998 Services Agreement, dated as of March 23,
           1999.


 10.22++ Services Agreement, dated as of August 27, 1998, by and between Tritel Communications, Inc. and Galaxy Personal Communications
           Services, Inc. which is a wholly-owned subsidiary of World Access, Inc.


 10.23++   Agreement, effective as of March 16, 1999, by and between BellSouth
           Telecommunications, Inc. and Tritel Communications, Inc.


 10.24++   Agreement for Project and Construction Management Services, dated
           November 24, 1998, by and between Tritel Communications, Inc. and
           Tritel Finance, Inc. and Bechtel Corporation.


 10.25++   Services Agreement, dated as of July 28, 1998, by and between Tritel
           Communications, Inc. and SpectraSite Communications, Inc.


 10.26++   Acquisition Agreement Ericsson CMS 8800 Cellular Mobile Telephone
           System, made and effective as of December 30, 1998, by and among Tritel Finance, Inc., Tritel Communications, Inc., and Ericsson Inc.


 10.27++ Securities Purchase Agreement, dated as of May 20, 1998, by and among AT&T Wireless PCS Inc., TWR Cellular, Inc., Cash Equity
           Investors, Mercury PCS, LLC, Mercury PCS II, LLC, Management
           Stockholders, and Tritel, Inc.

  Exhibit
  Number                          Description of Document
  -------                         -----------------------


 10.28++   Closing Agreement, dated as of January 7, 1999, by and among AT&T
           Wireless PCS, Inc., TWR Cellular, Inc., Cash Equity Investors,
           Airwave Communications, LLC, Digital PCS, LLC, Management
           Stockholders, Mercury Investor Indemnitors, and Tritel Inc.


 10.29++   Master Build To Suit And Lease Agreement, by and between Tritel
           Communications, Inc. and American Tower, L.P.


 10.30++   Master Build To Suit And Lease Agreement, by and between Tritel
           Communications, Inc. and SpectraSite Communications, Inc.


 10.31++   Master Build To Suit Services And License Agreement, by and between
           Tritel Communications, Inc. and Crown Communications, Inc.


 10.32++   Master Build To Suit And Lease Agreement, by and between Tritel
           Communications, Inc. and SBA Towers.


 10.33++   Master Site Agreement, dated July 2, 1999, by and between Tritel
           Communications, Inc. and BellSouth Mobility Inc.


 10.34++   Master Site Agreement, dated March 10, 1999, by and between Tritel
           Communications, Inc. and BellSouth Mobility PCS.


 10.35++   Consent to Exercise of Option, dated May 20, 1999, by and among
           Tritel, Inc., AT&T Wireless, Inc., TWR Cellular, Inc. and Management
           Stockholders.


 10.36++   License Purchase Agreement, dated as of May 20, 1999, by and between
           Digital PCS, LLC and Tritel, Inc.


 10.37++++ License Acquisition Agreement, dated as of October 27, 2000, by and among Tritel License-Florida, Inc., Tritel License-Georgia, Inc., and Panther Wireless, L.L.C.


 10.38++ Amended and Restated Employment Agreement of Jerry M. Sullivan, Jr., dated as of September 1, 1999.


 10.39++ Stock Purchase Agreement, dated as of September 1, 1999, by and between Jerry M. Sullivan, Jr. and Tritel, Inc.


 10.40++   Mutual Release and Termination Agreement, dated as of September 1,
           1999, by and between Jerry M. Sullivan, Jr. and Tritel, Inc.


 10.41++++ Separation Agreement, effective as of January 6, 2001, by and among William S. Arnett, Tritel, Inc., and TeleCorp PCS, Inc.


 10.42++++ 5etter Agreement, dated October 20, 2000, by and between AT&T
           Wireless Services, Inc. and Tritel, Inc., regarding certain rights relating to licenses acquired from Alltel Corporation.


 10.43++++ Assignment of Agreement, dated as of January 5, 2001, by and between Tritel, Inc. and Tritel License-Alabama, Inc.

--------
   + Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-36954) of TeleCorp-Tritel Holding Company (now known as TeleCorp PCS, Inc).
  ++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-82509) of Tritel PCS, Inc.
 +++ Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-91207) of Tritel, Inc.
++++ Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-55606) of Tritel PCS, Inc.
   * Incorporated by reference to the Current Report on Form 8-K filed on November 13, 2000 (File No. 333-36954) of TeleCorp PCS, Inc.
  ** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49792) of TeleCorp-Tritel Holding Company (renamed TeleCorp PCS, Inc.).