Form 10-Q
period 2001-03-31
TRITEL PCS INC; TRITEL INC; TRITEL COMMUNICATIONS INC; TRITEL FINANCE INC
filed 2001-05-15
CIK 1088384, 1088383, 1088385, 1088386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from     to    .

                       Commission file number: 333-82509

                                Tritel PCS, Inc.
             (Exact name of registrant as specified in its charter)

                     Delaware                                          64-0896438
         (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                           Identification No.)

                  and the parent company of Tritel PCS, Inc.:
                      Commission file number: 333-82509-01

                                  Tritel, Inc.
             (Exact name of registrant as specified in its charter)

                     Delaware                                          64-0896417
         (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                           Identification No.)

               and the following subsidiary of Tritel PCS, Inc.:
                      Commission file number: 333-82509-02

                          Tritel Communications, Inc.
             (Exact name of registrant as specified in its charter)

                     Delaware                                          64-0896042
         (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                           Identification No.)

               and the following subsidiary of Tritel PCS, Inc.:
                      Commission file number: 333-82509-03

                              Tritel Finance, Inc.
             (Exact name of registrant as specified in its charter)

                     Delaware                                          64-0896439
         (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                           Identification No.)

                         1010 N. Glebe Road, Suite 800
                              Arlington, VA 22201
                    (Address of principal executive offices)

                                 (703) 236-1100
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of May 14, 2001, the registrant had 1,000 shares of common stock outstanding.

   The registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     Index

                                                                            Page
                                                                            ----
PART I Financial Information
    Item 1. Financial Statements
            Consolidated Balance Sheets as of December 31, 2000 and March
             31, 2001 (unaudited).........................................  3
            Consolidated Statements of Operations for the three months ended March 31, 2000 (unaudited) and 2001 (unaudited)........  4
            Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2000 (unaudited) and 2001
             (unaudited)..................................................  5
            Notes to Consolidated Financial Statements....................  6
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................  13
    Item 3. Quantitative and Qualitative Disclosures About Market Risk....  15

PART II Other Information
    Item 1. Legal Proceedings.............................................  15
    Item 2. Changes in Securities and Use of Proceeds.....................  15
    Item 3. Defaults Upon Senior Securities...............................  15
    Item 4. Submission of Matters to a Vote of Security Holders...........  15
    Item 5. Other Information.............................................  15
    Item 6. Exhibits and Reports on Form 8-K..............................  15

PART I--Financial Information

Item 1. Financial Statements

                                  TRITEL, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                       December 31,  March 31,
                                                           2000        2001
                                                       ------------ -----------
                        ASSETS                                      (unaudited)
Current assets:
  Cash and cash equivalents...........................  $   11,959  $  269,734
  Short-term investments..............................         --       30,579
  Accounts receivable, net............................      14,723      16,521
  Inventory, net......................................      18,818      13,448
  Prepaid expenses and other current assets...........       8,591      10,826
                                                        ----------  ----------
    Total current assets..............................      54,091     341,108
                                                        ----------  ----------
Property and equipment, net...........................     568,035     572,716
PCS licenses and microwave relocation costs, net......     290,101     288,283
Intangible assets--AT&T agreements, net...............      53,785      52,354
Other assets..........................................      61,406      72,946
                                                        ----------  ----------
    Total assets......................................  $1,027,418  $1,327,407
                                                        ==========  ==========

         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable....................................  $   64,447  $   23,977
  Accrued expenses and other..........................      41,437      46,636
  Microwave relocation obligation, current portion....       4,000       3,865
  Long-term debt, current portion.....................      62,285       2,320
  Accrued interest....................................       1,963      10,372
                                                        ----------  ----------
    Total current liabilities.........................     174,132      87,170
                                                        ----------  ----------
Long-term debt........................................     596,186   1,053,433
Accrued expenses and other............................      28,601      30,399
Deferred income taxes.................................      25,461      25,461
                                                        ----------  ----------
    Total liabilities.................................     824,380   1,196,463
                                                        ----------  ----------
Commitments and contingencies
Stockholder's equity:
  Common stock, par value $0.01 per share, 3,000
   shares authorized as of December 31, 2000 and March
   31, 2001; 1,000 shares issued and outstanding......         --          --
  Additional paid-in capital..........................     880,406     880,406
  Deferred compensation...............................      (3,386)     (2,736)
  Accumulated deficit.................................    (673,982)   (746,726)
                                                        ----------  ----------
    Total stockholder's equity........................     203,038     130,944
                                                        ----------  ----------
    Total liabilities and stockholder's equity........  $1,027,418  $1,327,407
                                                        ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  TRITEL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                ($ in thousands)

                                                 For the three months ended
                                                          March 31,
                                                 -----------------------------
                                                     2000            2001
                                                 -------------   -------------
                                                  (unaudited)     (unaudited)
Revenue:
  Service.......................................  $       6,815   $     37,320
  Roaming.......................................          5,285         14,264
  Equipment.....................................          2,783          2,815
                                                  -------------   ------------
    Total revenue...............................         14,883         54,399
                                                  -------------   ------------
Operating expenses:
  Cost of revenue...............................          7,139         15,920
  Operations and development (including non-cash
   stock compensation of $9,982 and $248).......         20,282         19,571
  Selling and marketing (including non-cash
   stock compensation of $9,744 and $0) ........         28,339         23,255
  General and administrative (including non-cash
   stock compensation of $88,571 and $402) .....         97,899         13,989
  Depreciation and amortization.................         10,551         27,226
                                                  -------------   ------------
    Total operating expenses....................        164,210         99,961
                                                  -------------   ------------
    Operating loss..............................       (149,327)       (45,562)
Other income (expense):
  Interest expense..............................        (14,360)       (27,426)
  Interest income and other.....................          8,669          3,774
  Loss on derivatives...........................            --          (4,337)
                                                  -------------   ------------
    Net loss before income taxes................       (155,018)       (73,551)
  Income tax benefit............................            506            --
                                                  -------------   ------------
    Net loss before cumulative effect of a
     change in accounting principle.............       (154,512)       (73,551)
  Cumulative effect of change in accounting
   principle, net of tax........................            --             807
                                                  -------------   ------------
    Net loss....................................  $    (154,512)  $    (72,744)
                                                  =============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                  TRITEL, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                         For the three months
                                                            ended March 31,
                                                        -----------------------
                                                           2000        2001
                                                        ----------- -----------
                                                        (unaudited) (unaudited)
Cash flows from operating activities:
    Net cash used in operating activities..............  $(51,838)   $(30,597)
                                                         --------    --------
Cash flows from investing activities:
 Expenditures for property and equipment...............   (73,166)    (57,559)
 Capitalized interest .................................    (1,806)        --
 Purchase of short-term investments....................       --      (30,579)
 Other.................................................       424         608
                                                         --------    --------
    Net cash used in investing activities..............   (74,548)    (87,530)
                                                         --------    --------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt..............       --      450,000
 Proceeds from revolving credit facility...............       --       30,000
 Payments on revolving credit facility.................       --      (90,000)
 Payments of FCC debt..................................      (215)       (558)
 Payment of deferred financing costs...................      (199)    (13,540)
 Other.................................................       (10)        --
                                                         --------    --------
    Net cash (used in) provided by financing
     activities........................................      (424)    375,902
                                                         --------    --------
Net (decrease) increase in cash and cash equivalents...  (126,810)    257,775
Cash and cash equivalents at beginning of period.......   609,269      11,959
                                                         --------    --------
Cash and cash equivalents at end of period.............  $482,459    $269,734
                                                         ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  TRITEL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ in thousands)

1. Organization and Business

   Tritel, Inc. (Tritel) was formed on April 23, 1998 by the controlling members of Airwave Communications, LLC and Digital PCS, LLC (collectively hereafter referred to as Predecessor Company) to develop PCS markets in the south-central United States. Tritel's 1998 activities consisted of $1,542 in capital expenditures and $32 in net loss. On January 7, 1999, the Predecessor Company transferred substantially all of its assets and liabilities at historical cost to Tritel in exchange for stock in Tritel. Tritel continued the activities of the Predecessor Company and, for accounting purposes, this transaction was accounted for as a reorganization of the Predecessor Company into a C corporation. Tritel and the Predecessor Company, together with Tritel's subsidiaries, are referred to collectively as the Company.

   Under the terms of the strategic alliance with AT&T Wireless PCS, LLC (AT&T Wireless) and certain of its affiliates (collectively, AT&T), Tritel, through its parent company, TeleCorp PCS, Inc., is AT&T's exclusive provider of wireless mobility services in its licensed markets, using equal emphasis co-branding with AT&T subject to AT&T's right to resell services on the TeleCorp PCS, Inc. network. TeleCorp PCS, Inc. has the right to use the AT&T brand name and logo together with the SunCom(R) brand name and logo, giving equal emphasis to each in its covered markets. TeleCorp PCS, Inc. is AT&T's preferred roaming partner for digital customers in the TeleCorp PCS, Inc. markets. Additionally, TeleCorp PCS, Inc.'s relationship with AT&T Wireless and AT&T Wireless' roaming partners provides coast-to-coast coverage to its customers.

2. Summary of Significant Accounting Policies

 Unaudited Interim Financial Information

   The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

 Reclassifications

   Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the presentation of the consolidated financial statements as of and for the three months ended March 31, 2001.

 Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tritel PCS, Inc. (Tritel PCS); Tritel A/B Holding Corp.; Tritel C/F Holding Corp.; Tritel Communications, Inc.; Tritel Finance, Inc.; and others. All intercompany accounts and transactions have been eliminated in consolidation.

3. Derivative Instruments and Hedging Activities

   The Company's activities expose it to market risks that are related to the effects of changes in interest rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk-management program. The Company's risk-management program focuses on the unpredictability of interest

                                  TRITEL, INC.

                                ($ in thousands)

rates and seeks to reduce the potentially adverse effects that the volatility of these rates may have on its future cash flows.

   The Company maintains an interest rate risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations that may arise from volatility in interest rates. The Company's specific goals are to (1) manage interest rate sensitivity by modifying the repricing characteristics of some of its debt and (2) lower (where possible) the cost of its borrowed funds. Fluctuations in interest rates create an unrealized appreciation or depreciation in the market value of the Company's fixed-rate debt when that market value is compared with the cost of the borrowed funds. The effect of this unrealized appreciation or depreciation in market value, however, will generally be offset by the income or loss on the derivative instruments that are linked to the debt.

   By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty might fail to fulfill its performance obligations under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, does not assume repayment risk. The Company minimizes its credit (or repayment) risk in derivative instruments by (1) entering into transactions with high-quality counterparties whose credit ratings are AA/Aa or higher, (2) limiting the amount of its exposure to each counterparty, and (3) monitoring the financial condition of its counterparties. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement and, depending on the nature of the derivative transaction, also be governed by bilateral collateral arrangements.

   Market risk is the risk that the value of a financial instrument might be adversely affected by a change in interest rates. The Company manages the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The Company uses certain derivative financial instruments that did not meet the FAS No. 133 criteria to be designated for hedge accounting. The Company recorded as of January 1, 2001 an asset of $807 which represents an estimated fair value of the derivative instruments along with a one-time after tax benefit of $807 as a cumulative effect of accounting change. For the three months ended March 31, 2001, the Company recognized a charge of $4,337 reported as "loss on derivatives" in the statement of operations, which represented the change in the fair value of the derivatives and recorded a liability of $3,530.

4. Long-term Debt

   A summary of long-term debt is as follows:

                                                       December 31,  March 31,
                                                           2000        2001
                                                       ------------ -----------
                                                                    (unaudited)
   Senior credit facility.............................   $300,000   $  300,000
   Senior subordinated notes..........................        --       450,000
   Senior subordinated discount notes.................    245,300      252,882
   Federal Communications Commission debt.............     53,171       52,871
                                                         --------   ----------
                                                          598,471    1,055,753
   Less current maturities............................     (2,285)      (2,320)
                                                         --------   ----------
                                                         $596,186   $1,053,433
                                                         ========   ==========

                                  TRITEL, INC.

                                ($ in thousands)

 Senior Credit Facility

   On January 9, 2001, the Company amended the terms of its Senior Credit Facility to allow the Company to incur unsecured senior subordinated debt with proceeds of not more than $750,000 less previous subordinated debt incurred. On January 10, 2001, Tritel drew $30,000 from its Senior Credit Facility Revolver. Tritel paid down $60,000 and $30,000 of the Senior Credit Facility Revolver on January 29, 2001 and February 12, 2001, respectively.

 Senior Subordinated Notes

   On January 24, 2001, the Company issued $450,000 principal amount of 10 3/8% senior subordinated notes due 2011. The senior subordinated notes are subject to optional redemption, restrictive covenants, an exchange offer, registration rights, and transfer restrictions. The Company received $437,500 in net proceeds from the issuance.

5. Related Parties

   The Company engages in transactions with its affiliate company TeleCorp Wireless, which is also a wholly-owned subsidiary of TeleCorp PCS. These transactions include shared management and operational personnel, shared telecommunications assets, reciprocal roaming revenue and expense agreements, and joint purchasing arrangements. Due to certain covenants contained in the Company's various indentures, the Company tracks and settles these amounts in cash monthly at the estimated fair market value of the underlying transaction. For the three months ended March 31, 2001, the Company recognized a net expense of $1,455 related to personnel shared with TeleCorp Wireless. In addition, for the three months ended March 31, 2001 the Company recognized rental expense of $54 related to telecommunications assets shared with TeleCorp Wireless, and roaming revenues and expenses were $1,179 and $755, respectively.

                                  TRITEL, INC.

                                ($ in thousands)


6. Subsidiary Guarantees

   On May 11, 1999, the Company completed the issuance and sale of 12 3/4% Senior Subordinated Discount Notes (the Notes). The Notes are fully and unconditionally guaranteed on a joint and several basis by Tritel Communications, Inc. and Tritel Finance, Inc., two of Tritel PCS's wholly-owned subsidiaries. On January 24, 2001, the Company completed the issuance and sale of the 10 3/8% Subordinated Notes. The Subordinated Notes are also fully and unconditionally guaranteed on a joint and several basis by Tritel Communications, Inc. and Tritel Finance, Inc.

   The following condensed consolidating financial statements as of December 31, 2000 and March 31, 2001 and for the three months ended March 31, 2000 and 2001, are presented for Tritel, Tritel PCS, those subsidiaries of Tritel PCS which serve as guarantors and those subsidiaries which do not serve as guarantors of the senior subordinated discount notes.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            As of December 31, 2000

                                                                   Non-
                                        Tritel     Guarantor    Guarantor                Consolidated
                          Tritel, Inc. PCS, Inc.  Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                          ------------ ---------  ------------ ------------ ------------ ------------
Current assets:
 Cash and cash
  equivalents...........    $    --    $ 21,222    $  (9,263)    $    --     $     --     $   11,959
 Other current assets...       2,546        154       20,497       18,935          --         42,132
 Intercompany
  receivables...........         --     737,379          --           --      (737,379)          --
                            --------   --------    ---------     --------    ---------    ----------
   Total current
    assets..............       2,546    758,755       11,234       18,935     (737,379)       54,091
Property and equipment,
 net....................         --         --       568,035          --           --        568,035
Licenses and other
 intangibles............      53,785        --        25,029      265,072          --        343,886
Investment in
 subsidiaries...........     188,796    (78,811)         --           --      (109,985)          --
Other long term assets..         --     112,113       25,193          --       (75,900)       61,406
                            --------   --------    ---------     --------    ---------    ----------
   Total assets.........    $245,127   $792,057    $ 629,491     $284,007    $(923,264)   $1,027,418
                            ========   ========    =========     ========    =========    ==========
Current liabilities:
 Accounts payable,
  accrued expenses and
  other current
  liabilities...........    $    --    $  1,318    $ 109,897     $  2,917    $     --     $  114,132
 Revolving credit
  facility..............         --      60,000          --           --           --         60,000
 Intercompany
  payables..............      20,092        --       699,443       17,844     (737,379)          --
                            --------   --------    ---------     --------    ---------    ----------
   Total current
    liabilities.........      20,092     61,318      809,340       20,761     (737,379)      174,132
Non-current liabilities:
 Long-term debt.........         --     545,300       75,366       50,886      (75,366)      596,186
 Deferred income taxes
  and other
  liabilities...........      21,997     (3,357)       5,708       30,248         (534)       54,062
                            --------   --------    ---------     --------    ---------    ----------
   Total liabilities....      42,089    603,261      890,414      101,895     (813,279)      824,380
Stockholder's equity
 (deficit)..............     203,038    188,796     (260,923)     182,112     (109,985)      203,038
                            --------   --------    ---------     --------    ---------    ----------
   Total liabilities and
    equity (deficit)....    $245,127   $792,057    $ 629,491     $284,007    $(923,264)   $1,027,418
                            ========   ========    =========     ========    =========    ==========

                                  TRITEL, INC.

                                ($ in thousands)


               CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

                              As of March 31, 2001

                                                                    Non-
                                         Tritel     Guarantor    Guarantor                Consolidated
                          Tritel, Inc. PCS, Inc.   Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                          ------------ ----------  ------------ ------------ ------------ ------------
Current assets:
 Cash and cash
  equivalents...........    $    --    $  270,922   $  (1,188)    $    --     $     --     $  269,734
 Short-term
  investments...........         --        30,579         --           --           --         30,579
 Other current assets...       2,940          843      18,077       18,935          --         40,795
 Intercompany
  receivables...........         --       813,290         --           --      (813,290)          --
                            --------   ----------   ---------     --------    ---------    ----------
   Total current
    assets..............       2,940    1,115,634      16,889       18,935     (813,290)      341,108
Property and equipment,
 net....................         --           --      572,716          --           --        572,716
Licenses and other
 intangibles............      52,355          --       24,864      263,418          --        340,637
Investment in
 subsidiaries...........     121,664     (125,283)        --           --         3,619           --
Other long term assets..         --       141,224      26,004          --       (94,282)       72,946
                            --------   ----------   ---------     --------    ---------    ----------
   Total assets.........    $176,959   $1,131,575   $ 640,473     $282,353    $(903,953)   $1,327,407
                            ========   ==========   =========     ========    =========    ==========
Current liabilities:
 Accounts payable,
  accrued expenses and
  other current
  liabilities...........        $394   $   13,915   $  69,916     $  2,945    $     --     $   87,170
 Intercompany
  payables..............      20,093          --      776,376       16,821     (813,290)          --
                            --------   ----------   ---------     --------    ---------    ----------
   Total current
    liabilities.........      20,487       13,915     846,292       19,766     (813,290)       87,170
Non-current liabilities:
 Long-term debt.........         --     1,002,882      91,938       50,551      (91,938)    1,053,433
 Deferred income taxes
  and other.............      21,998       (3,356)      9,315       30,247       (2,344)       55,860
                            --------   ----------   ---------     --------    ---------    ----------
   Total liabilities....      42,485    1,013,441     947,545      100,564     (907,572)    1,196,463
                            --------   ----------   ---------     --------    ---------    ----------
Stockholder's equity
 (deficit)..............     134,474      118,134    (307,072)     181,789        3,619       130,944
                            --------   ----------   ---------     --------    ---------    ----------
   Total liabilities and
    equity..............    $176,959   $1,131,575   $ 640,473     $282,353    $(903,953)   $1,327,407
                            ========   ==========   =========     ========    =========    ==========

          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)
                   For the Three Months Ended March 31, 2000

                                     Tritel                     Non-
                          Tritel,     PCS,      Guarantor    Guarantor                Consolidated
                           Inc.       Inc.     Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                          -------   ---------  ------------ ------------ ------------ ------------
Revenue................. $     --   $     --    $  14,883      $1,309      $ (1,309)   $  14,883
                         ---------  ---------   ---------      ------      --------    ---------
Operating Expenses:
 Cost of revenue........       --         --        7,139         --            --         7,139
 Operations and
  development...........       --         --       20,282         --            --        20,282
 Selling and
  marketing.............       --         --       28,339         --            --        28,339
 General and
  administrative........     1,002        --       98,206         --         (1,309)      97,899
 Depreciation and
  amortization..........     1,431        --        8,304         816           --        10,551
                         ---------  ---------   ---------      ------      --------    ---------
   Total operating
    expenses............     2,433        --      162,270         816        (1,309)     164,210
                         ---------  ---------   ---------      ------      --------    ---------
   Operating income
    (loss)..............    (2,433)       --     (147,387)        493           --      (149,327)
Other income (expense):
 Interest expense.......       --     (13,206)       (640)     (1,148)          634      (14,360)
 Interest income........        66      9,006         231         --           (634)       8,669
                         ---------  ---------   ---------      ------      --------    ---------
   Loss before income
    taxes...............    (2,367)    (4,200)   (147,796)       (655)          --      (155,018)
 Income tax benefit.....        26         39         433           8           --           506
 Equity in net loss of
  subsidiaries..........  (152,171)  (148,010)        --          --        300,181          --
                         ---------  ---------   ---------      ------      --------    ---------
   Net loss............. $(154,512) $(152,171)  $(147,363)     $ (647)     $300,181    $(154,512)
                         =========  =========   =========      ======      ========    =========

                                  TRITEL, INC.

                                ($ in thousands)


          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)
                   For the Three Months Ended March 31, 2001

                                    Tritel                    Non-
                         Tritel,     PCS,     Guarantor    Guarantor                Consolidated
                           Inc.      Inc.    Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                         --------  --------  ------------ ------------ ------------ ------------
Revenue................. $    --   $    --     $ 54,399      $2,553      $ (2,553)    $ 54,399
                         --------  --------    --------      ------      --------     --------
Operating Expenses:
 Cost of revenue........      --        --       15,920         --            --        15,920
 Operations and
  development...........      --        --       19,571         --            --        19,571
 Selling and
  marketing.............      --        --       23,255         --            --        23,255
 General and
  administrative........      --          5      16,535           2        (2,553)      13,989
 Depreciation and
  amortization..........    1,431       --       24,141       1,654           --        27,226
                         --------  --------    --------      ------      --------     --------
   Total operating
    expenses............    1,431         5      99,422       1,656        (2,553)      99,961
   Operating income
    (loss)..............   (1,431)       (5)    (45,023)        897           --       (45,562)
Other income (expense):
 Interest expense.......      --    (26,197)     (1,818)     (1,221)        1,810      (27,426)
 Interest income........      --      5,544          40         --         (1,810)       3,774
 Other..................      --     (3,530)        --          --            --        (3,530)
 Equity in net loss of
  subsidiaries..........  (71,313)  (47,125)        --          --        118,438          --
                         --------  --------    --------      ------      --------     --------
   Net loss............. $(72,744) $(71,313)   $(46,801)     $ (324)     $118,438     $(72,744)
                         ========  ========    ========      ======      ========     ========

          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

                   For the Three Months Ended March 31, 2000

                                                                  Non-
                                       Tritel     Guarantor    Guarantor   Consolidated
                         Tritel, Inc. PCS, Inc.  Subsidiaries Subsidiaries Tritel, Inc.
                         ------------ ---------  ------------ ------------ ------------
Cash flows from
 operating activities:
    Net cash provided by
     (used in)
     operating
     activities.........   $(1,409)   $   1,464    $(51,893)     $  --      $ (51,838)
                           -------    ---------    --------      ------     ---------
Cash flows from
 investing activities:
 Expenditures for
  property and
  equipment.............       --           --      (73,166)        --        (73,166)
 Other..................       --           568        (144)        --            424
 Capitalized interest...       --           --         (719)     (1,087)       (1,806)
                           -------    ---------    --------      ------     ---------
    Net cash provided by
     (used in)
     investing
     activities:........       --           568     (74,029)     (1,087)      (74,548)
                           -------    ---------    --------      ------     ---------
Cash flows from
 financing activities:
 Payment of long term
  debt..................       --           --          --        (215)         (215)
 Payment of deferred
  financing cost........       --          (199)        --          --           (199)
 Intercompany
  receivable/payable....     1,419     (143,639)    140,918       1,302           --
 Other..................       (10)         --          --          --           (10)
                           -------    ---------    --------      ------     ---------
    Net cash provided by
     (used in)
     financing
     activities:........     1,409     (143,838)    140,918       1,087         (424)
                           -------    ---------    --------      ------     ---------
Net (decrease) increase
 in cash and cash
 equivalents............       --      (141,806)     14,996         --      (126,810)
Cash and cash
 equivalents at
 beginning of period....       --       613,999      (4,730)        --        609,269
                           -------    ---------    --------      ------     ---------
Cash and cash
 equivalents at end
 of period..............   $   --     $ 472,193    $ 10,266      $  --      $ 482,459
                           =======    =========    ========      ======     =========

                                  TRITEL, INC.

                                ($ in thousands)


          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

                   For the Three Months Ended March 31, 2001

                                        Tritel     Guarantor   NonGuarantor Consolidated
                          Tritel, Inc. PCS, Inc.  Subsidiaries Subsidiaries Tritel, Inc.
                          ------------ ---------  ------------ ------------ ------------
Cash flows from
 operating activities:
    Net cash used in
     operating
     activities.........      $--      $ (3,379)    $(27,218)     $ --        $(30,597)
                              ----     --------     --------      -----       --------
Cash flows from
 investing activities:
 Expenditures for
  property and
  equipment.............       --           --       (57,559)       --         (57,559)
 Purchase of short-term
  investments...........       --       (30,579)         --         --         (30,579)
 Other..................       --           704          (96)       --             608
                              ----     --------     --------      -----       --------
    Net cash used in
     investing
     activities:........       --       (29,875)     (57,655)       --         (87,530)
                              ----     --------     --------      -----       --------
Cash flows from
 financing activities:
 Proceeds from long
  term debt.............       --       450,000          --         --         450,000
 Proceeds from
  revolving credit
  facility..............       --        30,000          --         --          30,000
 Payments on revolving
  credit facility.......       --       (90,000)         --         --         (90,000)
 Payments on long-term
  debt..................       --           --           --        (558)          (558)
 Payment of deferred
  financing cost........       --       (13,540)         --         --         (13,540)
 Intercompany
  receivable/payable....       --       (93,506)      92,948        558            --
                              ----     --------     --------      -----       --------
    Net cash provided by
     financing
     activities:........       --       282,954       92,948        --         375,902
                              ----     --------     --------      -----       --------
Net increase in cash and
 cash equivalents.......       --       249,700        8,075        --         257,775
Cash and cash
 equivalents at
 beginning of period....       --        21,222       (9,263)       --          11,959
                              ----     --------     --------      -----       --------
Cash and cash
 equivalents at end of
 period.................      $--      $270,922     $ (1,188)     $ --        $269,734
                              ====     ========     ========      =====       ========

7. Subsequent Events

 Pending PCS License Acquisition from Knoxville Wireless L.P. and Clarksville Wireless L.P.

   On May 11, 2001 the Company agreed to purchase two F-block licenses in Knoxville and Clarksville, TN for an aggregate purchase price of $11,900.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

   You should read the following discussion in conjunction with (1) the Company's accompanying unaudited Consolidated Financial Statements and notes thereto included in this report on Form 10-Q and (2) the Company's audited Consolidated Financial Statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2000 included in our annual report on Form 10-K for such period. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which management has no, or incomplete, control, they are not, and should not be read as being guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. The Company does not intend to update any such forward-looking statements.

Overview

   The Company is an AT&T Wireless affiliate in the United States providing digital wireless personal communications services, or PCS, to a licensed service area covering approximately 14.7 million people. As of March 31, 2001, the Company had launched service in 38 markets having approximately 13.7 million people and representing approximately 98% of the population where the Company holds licenses in the United States. As of March 31, 2001, the Company served more than 236,000 customers. Under the terms of the strategic alliance the Company has with AT&T, the Company is AT&T's exclusive provider of wireless mobility services on the Company's network. The Company is a wholly-owned subsidiary of TeleCorp PCS, Inc.

Results of Operations

 Three months ended March 31, 2001 compared to three months ended March 31,
 2000

Subscribers

   Net additions were 30,480 and 39,200 for the three months ended March 31, 2001 and 2000, respectively. Total PCS subscribers were 236,155 and 63,800 as of March 31, 2001 and 2000, respectively.

Revenue

   Revenue for the three months ended March 31, 2001 and 2000 was $54.4 million and $14.9 million, respectively. Service revenue was $37.3 million and $6.8 million for the three months ended March 31, 2001 and 2000, respectively. The increase in service revenue of $30.5 million was due to the addition of subscribers and the launch of additional markets. Roaming revenue was $14.3 million and $5.3 million for the three months ended March 31, 2001 and 2000, respectively. The increase in roaming revenue of $9.0 million was due primarily to the full year use on cell sites integrated in 2000 and to additional cell sites integrated in 2001. Equipment revenue was $2.8 million for the three months ended March 31, 2001 and 2000.

Cost of revenue

   Cost of revenue was $15.9 million and $7.1 million for the three months ended March 31, 2001 and 2000, respectively. The increase in cost of revenue of $8.8 million was due primarily to additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs due to increased gross additions during 2000.

Operations and development

   Operations and development expense was $19.6 million and $20.3 million (including non-cash stock compensation of $0.3 million and $10.0 million, respectively) for the three months ended March 31, 2001 and 2000, respectively. Excluding non-cash stock compensation the increase of $9.0 million was primarily due to the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing expense was $23.3 million and $28.3 million (including non-cash stock compensation of $0 and $9.7 million, respectively) for the three months ended March 31, 2001 and 2000, respectively. Excluding non-cash stock compensation the increase of $4.7 million was primarily due to the cost of acquiring new subscribers as well as costs related to a full year of service. Costs associated with the Company's increased market base included advertising and promotion costs and commissions.

General and administrative

   General and administrative expense was $14.0 million and $97.9 million (including non-cash stock compensation of $0.4 million and $88.6 million, respectively) for the three months ended March 31, 2001 and 2000, respectively. Excluding non-cash stock compensation the increase of $4.3 million was due to the development and growth of infrastructure and staffing related to information technology, billing, customer care, accounting, human resources and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expense was $27.2 million and $10.6 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $16.6 million related primarily to depreciation of the Company's property and equipment as well as the amortization of its PCS licenses and the AT&T operating agreements related to the Company's markets launched between April 1, 2000 and March 31, 2001.

Interest income

   Interest income was $3.8 million and $8.7 million for the three months ended March 31, 2001 and 2000, respectively. The decrease of $4.9 million was due primarily to lower cash balances available for investment during the period.

Interest expense

   Interest expense was $27.4 million and $14.4 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $13.0 million relates primarily to interest incurred on the Company's $450 million Senior Subordinated Notes issued in January 2001.

Forward Looking Statements: Cautionary Statements

   Statements in this quarterly report expressing the Company's expectations and beliefs regarding its future results or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve a number of risks and uncertainties. In particular, certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute forward-looking statements. Although the Company believes that the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, the Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause or contribute to such differences include, but are not limited to, the risks described in the Annual Report on Form 10-K filed by TeleCorp PCS, Inc. for the fiscal year ended December 31, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   Intentionally omitted as the registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

PART II--Other Information

Item 1. Legal Proceedings.

   None.

Items 2, 3, and 4.

   Intentionally omitted as the registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instructions H(1) (a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

 Exhibit
 Number                                Description
 -------                               -----------
  4.1*   Indenture, dated as of January 24, 2001, by and among Tritel PCS,
         Inc., Tritel, Inc., Tritel Communications, Inc., Tritel Finance, Inc.,
         and Firstar Bank, N.A., as trustee.

  4.2* Supplemental Indenture to 12 3/4% Senior Subordinated Discount Notes due 2009 Indenture, dated as of January 18, 2001, by and among Tritel
         PCS, Inc., Tritel, Inc., Tritel Communications, Inc. and Tritel
         Finance, Inc., and The Bank of New York, as trustee.

 10.1* Exchange and Registration Rights Agreement, dated January 24, 2001, by and among Tritel PCS, Inc., Tritel, Inc., Tritel Communications, Inc.,
         Tritel Finance, Inc., Salomon Smith Barney Inc., and Lehman Brothers
         Inc., on behalf of themselves and Merrill Lynch, Pierce, Fenner &
         Smith Incorporated, Banc of America Securities LLC, and TD Securities
         (USA) Inc.

 10.2*   Purchase Agreement, dated January 19, 2001, by and among Tritel PCS,
         Inc., Tritel, Inc., Tritel Communications, Inc., Tritel Finance, Inc.,
         Salomon Smith Barney Inc., and Lehman Brothers Inc., on behalf of themselves and Merrill Lynch, Pierce, Fenner & Smith Incorporated,
         Banc of America Securities LLC, and TD Securities (USA) Inc.

 10.3* Third Amendment to Amended and Restated Loan Agreement and Consent, dated as of January 9, 2001, by and among Tritel PCS, Inc., Tritel,
         Inc., The Financial Institutions Signatory Thereto, and Toronto
         Dominion (Texas), Inc., as administrative agent.

 10.4* Solicitation Agency Agreement, dated as of January 11, 2001, by and among Tritel PCS, Inc., Salomon Smith Barney Inc. and Lehman Brothers
         Inc.

 10.5*   Separation Agreement, effective as of January 6, 2001, among William
         S. Arnett, Tritel, Inc. and TeleCorp PCS, Inc.

 10.6*   Assignment of Agreement, dated as of January 5, 2001, between Tritel,
         Inc. and Tritel License-Alabama, Inc.

 10.7* Settlement Agreement, executed on March 12, 2001 and effective as of November 13, 2000, among Tritel, Inc., Airwave Communications, LLC,
         Airwave Investor Indemnitors and Digital PCS, LLC.

--------
* Incorporated by reference to the Registration Statement on Form S-4 of Tritel PCS, Inc. File No. 333-55606 filed on February 14, 2001, as amended.

   (b) Reports on Form 8-K:

   Tritel, Inc. and Tritel PCS, Inc. each filed a Current Report on Form 8-K dated January 17, 2001, reporting events under Item 5.

   Tritel PCS, Inc. filed a Current Report on Form 8-K dated January 19, 2001, reporting events under Item 5.

   Tritel PCS, Inc. filed a Current Report on Form 8-K dated January 22, 2001, reporting events under Item 5.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Tritel, Inc.
Date: May 15, 2001
                                          By:    /s/ Thomas H. Sullivan
                                             ----------------------------------
                                                   Thomas H. Sullivan
                                           President, Chief Financial Officer
                                           and Treasurer (Principal Financial
                                                 and Accounting Officer)

                                          Subsidiary of Tritel, Inc.
Date: May 15, 2001
                                          Tritel PCS, Inc.

                                          By:    /s/ Thomas H. Sullivan
                                             ----------------------------------
                                                   Thomas H. Sullivan
                                           President, Chief Financial Officer
                                           and Treasurer (Principal Financial
                                                 and Accounting Officer)

                                          Subsidiary of Tritel PCS, Inc.
Date: May 15, 2001
                                          Tritel Communications, Inc.

                                          By:    /s/ Thomas H. Sullivan
                                             ----------------------------------
                                                   Thomas H. Sullivan
                                           President, Chief Financial Officer
                                           and Treasurer (Principal Financial
                                                 and Accounting Officer)

                                          Subsidiary of Tritel PCS, Inc.
Date: May 15, 2001
                                          Tritel Finance, Inc.

                                          By:    /s/ Thomas H. Sullivan
                                             ----------------------------------
                                                   Thomas H. Sullivan
                                           President, Chief Financial Officer
                                           and Treasurer (Principal Financial
                                                 and Accounting Officer)