Form 10-Q
period 2001-06-30
TRITEL PCS INC; TRITEL FINANCE INC; TRITEL COMMUNICATIONS INC; TRITEL INC
filed 2001-08-14
CIK 1088384, 1088386, 1088385, 1088383

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended June 30, 2001

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
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

                  and the parent company of Tritel PCS, Inc.:
                     Commission file number: 333-82509-01

                                 Tritel, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                               64-0896417
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

               and the following subsidiary of Tritel PCS, Inc.:
                     Commission file number: 333-82509-02

                          Tritel Communications, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                               64-0896042
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

               and the following subsidiary of Tritel PCS, Inc.:
                     Commission file number: 333-82509-03

                             Tritel Finance, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                               64-0896439
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

                         1010 N. Glebe Road, Suite 800
                              Arlington, VA 22201
                   (Address of principal executive offices)

                                (703) 236-1100
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of August 14, 2001, the Registrant had 1,000 shares of common stock outstanding.

   The Registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     Index

                                                                                                      Page
                                                                                                      ----
PART I  Financial Information
   Item 1.  Financial Statements
            Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001 (unaudited)........   3
            Consolidated Statements of Operations for the three months ended June 30, 2000
              (unaudited) and 2001 (unaudited) and for the six months ended June 30, 2000 (unaudited)
              and 2001(unaudited)....................................................................   4
            Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2000
              (unaudited) and 2001 (unaudited).......................................................   5
            Notes to Consolidated Financial Statements...............................................   6
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....  13
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................  16

PART II  Other Information
   Item 1.  Legal Proceedings........................................................................  16
   Item 2.  Changes in Securities and Use of Proceeds................................................  16
   Item 3.  Defaults Upon Senior Securities..........................................................  16
   Item 4.  Submission of Matters to a Vote of Security Holders......................................  16
   Item 5.  Other Information........................................................................  16
   Item 6.  Reports on Form 8-K......................................................................  16

PART I--Financial Information

Item 1. Financial Statements

                                 TRITEL, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                                                   December 31,  June 30,
                                                                                       2000        2001
                                                                                   ------------ -----------
                                                                                                (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents......................................................  $   11,959  $  234,538
   Short-term investments.........................................................          --       7,050
   Accounts receivable, net.......................................................      14,723      21,034
   Inventory, net.................................................................      18,818       6,693
   Prepaid expenses and other current assets......................................       8,591      12,134
                                                                                    ----------  ----------
       Total current assets.......................................................      54,091     281,449
Property and equipment, net.......................................................     568,035     597,356
PCS licences and microwave relocation costs, net..................................     290,101     286,312
Intangible assets--AT&T agreements, net...........................................      53,785      50,924
Other assets......................................................................      61,406      75,302
                                                                                    ----------  ----------
       Total assets...............................................................  $1,027,418  $1,291,343
                                                                                    ==========  ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable...............................................................  $   64,447  $   42,709
   Accrued expenses and other.....................................................      36,348      41,812
   Microwave relocation obligation, current portion...............................       4,000       3,470
   Long-term debt, current portion................................................      62,285       2,355
   Advance billings...............................................................       5,089       6,796
   Accrued interest...............................................................       1,963      21,672
                                                                                    ----------  ----------
       Total current liabilities..................................................     174,132     118,814
Long-term debt....................................................................     596,186   1,060,993
Accrued expenses and other........................................................      28,601      40,875
Deferred income taxes.............................................................      25,461      25,461
                                                                                    ----------  ----------
       Total liabilities..........................................................     824,380   1,246,143
                                                                                    ----------  ----------
Commitments and contingencies

Stockholder's equity:
   Common stock, par value $0.01 per share, 3,000 shares authorized; 1,000 shares
     issued and outstanding.......................................................          --          --
   Additional paid-in capital.....................................................     880,406     880,406
   Deferred compensation..........................................................      (3,386)       (987)
   Accumulated deficit............................................................    (673,982)   (834,219)
                                                                                    ----------  ----------
       Total stockholder's equity.................................................     203,038      45,200
                                                                                    ----------  ----------
       Total liabilities and stockholder's equity.................................  $1,027,418  $1,291,343
                                                                                    ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                 TRITEL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               ($ in thousands)

                                                             For the three months ended  For the six months ended
                                                                      June 30,                   June 30,
                                                             -------------------------   -----------------------
                                                                2000            2001        2000         2001
                                                             -----------     -----------  ----------- -----------
                                                             (unaudited)     (unaudited) (unaudited)  (unaudited)
Revenue:
   Service..................................................  $ 14,620        $ 43,402    $  21,435    $  80,722
   Roaming..................................................     7,957          15,905       13,242       30,169
   Equipment................................................     1,848           3,031        4,632        5,846
                                                              --------        --------    ---------    ---------
       Total revenue........................................    24,425          62,338       39,309      116,737
                                                              --------        --------    ---------    ---------
Operating expenses:
   Cost of revenue..........................................     8,939          19,189       16,151       35,109
   Operations and development (including non-cash stock
     compensation of $(4,257), $467, $5,725 and $715).......     7,552          20,247       27,761       39,818
   Selling and marketing (including non-cash stock
     compensation of $(4,156), $0, $5,588 and $0)...........    18,283          29,458       46,184       52,713
   General and administrative (including non-cash stock
     compensation of $(37,773), $1,282, $50,798 and
     $1,684)................................................   (20,195)         25,056       78,141       39,045
   Depreciation and amortization............................    14,324          29,453       24,875       56,679
                                                              --------        --------    ---------    ---------
       Total operating expenses.............................    28,903         123,403      193,112      223,364
                                                              --------        --------    ---------    ---------
       Operating loss.......................................    (4,478)        (61,065)    (153,803)    (106,627)
Other income (expense):
   Interest expense.........................................   (16,056)        (30,036)     (30,416)     (57,462)
   Interest income and other................................     7,224           3,287       15,892        7,061
   Gain (loss) on derivatives...............................        --             321           --       (4,016)
                                                              --------        --------    ---------    ---------
       Net loss before income taxes.........................   (13,310)        (87,493)    (168,327)    (161,044)
   Income tax benefit.......................................       570              --        1,076           --
                                                              --------        --------    ---------    ---------
       Net loss before cumulative effect of a change in
         accounting principle...............................   (12,740)        (87,493)    (167,251)    (161,044)
   Cumulative effect of change in accounting principle,
     net of tax.............................................        --              --           --          807
                                                              --------        --------    ---------    ---------
       Net loss.............................................  $(12,740)       $(87,493)   $(167,251)   $(160,237)
                                                              ========        ========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                 TRITEL, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               ($ in thousands)

                                                                  For the six months
                                                                    ended June 30,
                                                                ----------------------
                                                                   2000        2001
-                                                               ----------- -----------
                                                                (unaudited) (unaudited)
Cash flows from operating activities:
       Net cash used in operating activities...................  $ (85,018)  $ (47,558)
                                                                 ---------   ---------
Cash flows from investing activities:
 Expenditures for property and equipment.......................   (171,798)   (108,935)
 Capitalized interest..........................................     (2,805)         --
 Proceeds from sale of short-term investments..................         --      30,808
 Purchase of short-term investments............................         --     (37,837)
 Other.........................................................        978       1,247
                                                                 ---------   ---------
       Net cash used in investing activities...................   (173,625)   (114,717)
                                                                 ---------   ---------
Cash flows from financing activities:
 Proceeds from (repayment) of long-term debt...................       (449)    450,000
 Proceeds from TeleCorp PCS....................................         --      10,000
 Proceeds from Senior credit facility..........................         --      30,000
 Payments on Senior credit facility............................         --     (90,000)
 Payments of FCC debt..........................................       (198)     (1,124)
 Payment of debt issuance costs................................       (195)    (14,022)
 Proceeds from exercise of stock options.......................        789          --
                                                                 ---------   ---------
       Net cash (used in) provided by financing activities.....        (53)    384,854
                                                                 ---------   ---------
Net (decrease) increase in cash and cash equivalents...........   (258,696)    222,579
Cash and cash equivalents at beginning of period...............    609,269      11,959
                                                                 ---------   ---------
Cash and cash equivalents at end of period.....................  $ 350,573   $ 234,538
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

                                 TRITEL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ($ in thousands)

1. Summary of Significant Accounting Policies

  Unaudited Interim Financial Information

   The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. Operating results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

  Reclassifications

   Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the presentation of the consolidated financial statements as of and for the three and six months ended June 30, 2001.

  Consolidation

   The consolidated financial statements include the accounts of Tritel, Inc. (the Company) and its wholly-owned subsidiaries, Tritel PCS, Inc. (Tritel PCS); Tritel A/B Holding Corp.; Tritel C/F Holding Corp.; Tritel Communications, Inc.; Tritel Finance, Inc.; and others. All intercompany accounts and transactions have been eliminated in consolidation.

  Recently Issued AccountingStandards

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". The Company intends to adopt SFAS No. 141, which requires, among other matters, that purchase accounting to be applied to business combinations initiated after June 30, 2001 by a for-profit organization. The Company intends to adopt SFAS No. 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001 (for the nonamortization and amortization provisions of the Statement). The Company is in the process of determining the effect of adopting this standard.

2. Derivative Instruments and Hedging Activities

   The Company's activities expose it to market risks that are related to the effects of changes in interest rates. This financial exposure is monitored and managed by the Company as an integral part of its overall risk-management program. The Company's risk-management program focuses on the unpredictability of interest rates and seeks to reduce the potentially adverse effects that the volatility of these rates may have on its future cash flows.

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

                                 TRITEL, INC.

                               ($ in thousands)

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The Company uses certain derivative financial instruments that did not meet the criteria to be designated for hedge accounting. The Company recorded as of January 1, 2001 an asset of $807 which represents an estimated fair value of the derivative instruments along with a one-time after tax benefit of $807 as a cumulative effect of accounting change. For the six months ended June 30, 2001, the Company recognized a loss of $4,016 reported as "loss on derivatives" in the statement of operations, which represented the change in the fair value of the derivatives.

3. Long-term Debt

   Long-term debt consists of the following:

                                   December 31,  June 30,
                                       2000        2001
                                   ------------ -----------
                                                (unaudited)
Senior credit facility............   $360,000   $  300,000
Senior subordinated notes.........         --      450,000
Senior subordinated discount notes    245,300      260,788
U.S. government financing.........     53,171       52,560
                                     --------   ----------
                                      658,471    1,063,348
Less current portion..............     62,285        2,355
                                     --------   ----------
                                     $596,186   $1,060,993
                                     ========   ==========

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

4. Related Parties

   The Company engages in transactions with its affiliate company TeleCorp Wireless, Inc. (Telecorp Wireless), which is also a wholly-owned subsidiary of TeleCorp PCS, Inc. (TeleCorp PCS). These transactions include shared management and operational personnel, shared telecommunications assets, reciprocal roaming revenue and expense agreements, and joint purchasing arrangements. Due to certain covenants contained in the Company's various indentures, the Company tracks and settles these amounts in cash monthly at the estimated fair market value of the underlying transaction. For the three and six months ended June 30, 2001, the Company recognized a net expense related to personnel shared with TeleCorp Wireless of $1,456 and $2,911, respectively. In addition, for the three and six months ended June 30, 2001 the Company recognized rental expense related to telecommunications assets shared with TeleCorp Wireless of $54 and $108, respectively. For the three and six months ended June 30, 2001 the Company recognized roaming revenues of $1,527 and $2,706, respectively, and roaming expenses of $946 and $1,701, respectively. As of June 30, 2001, the Company had a payable to TeleCorp Wireless of $8,944, included in current accrued expenses.

                                 TRITEL, INC.

                               ($ in thousands)


5. Commitments

  Pending PCS License Acquisition

   On May 11, 2001, the Company agreed to purchase two F-block licenses in Knoxville and Clarksville, TN for an aggregate purchase price of $11,900 in cash. This agreement is subject to FCC approval.

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

   The following condensed consolidating financial statements as of December 31, 2000 and June 30, 2001 and for the three and six months ended June 30, 2000 and 2001, are presented for Tritel, Inc., Tritel PCS, those subsidiaries of Tritel PCS which serve as guarantors and those subsidiaries which do not serve as guarantors of the Notes and the senior subordinated discount notes.

                                 TRITEL, INC.

                               ($ in thousands)


                     CONDENSED CONSOLIDATING BALANCE SHEET
                            As of December 31, 2000

                                                                Tritel     Guarantor   Non-Guarantor              Consolidated
                                                  Tritel, Inc.   PCS      Subsidiaries Subsidiaries  Eliminations Tritel, Inc.
                                                  ------------ ---------  ------------ ------------- ------------ ------------
Current assets:
   Cash and cash equivalents.....................   $     --   $  21,222   $  (9,263)    $     --     $      --    $   11,959
   Other current assets..........................      2,546         154      20,497       18,935            --        42,132
                                                    --------   ---------   ---------     --------     ---------    ----------
      Total current assets.......................      2,546      21,376      11,234       18,935            --        54,091
Property and equipment, net......................         --          --     568,035           --            --       568,035
Licenses and other intangibles, net..............     53,785          --      25,029      265,072            --       343,886
Investment in subsidiaries.......................    188,796     (78,811)         --           --      (109,985)           --
Other assets.....................................         --     112,113      25,193           --       (75,900)       61,406
                                                    --------   ---------   ---------     --------     ---------    ----------
      Total assets...............................   $245,127   $  54,678   $ 629,491     $284,007     $(185,885)   $1,027,418
                                                    ========   =========   =========     ========     =========    ==========
Current liabilities:
   Accounts payable, accrued expenses and
    other current liabilities....................   $     --   $   1,318   $ 109,897     $  2,917     $      --    $  114,132
   Revolving credit facility.....................         --      60,000          --           --            --        60,000
   Intercompany payables.........................     20,092    (737,379)    699,443       17,844            --            --
                                                    --------   ---------   ---------     --------     ---------    ----------
      Total current liabilities..................     20,092    (676,061)    809,340       20,761            --       174,132
Non-current liabilities:
   Long-term debt................................         --     545,300      75,366       50,886       (75,366)      596,186
   Deferred income taxes and other liabilities...     21,997      (3,357)      5,708       30,248          (534)       54,062
                                                    --------   ---------   ---------     --------     ---------    ----------
      Total liabilities..........................     42,089    (134,118)    890,414      101,895       (75,900)      824,380
Stockholder's equity (deficit)...................    203,038     188,796    (260,923)     182,112      (109,985)      203,038
                                                    --------   ---------   ---------     --------     ---------    ----------
      Total liabilities and equity (deficit).....   $245,127   $  54,678   $ 629,491     $284,007     $(185,885)   $1,027,418
                                                    ========   =========   =========     ========     =========    ==========

               CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)
                              As of June 30, 2001

                                                                                      Non-
                                                           Tritel     Guarantor    Guarantor                Consolidated
                                            Tritel, Inc.    PCS      Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                            ------------ ----------  ------------ ------------ ------------ ------------
Current assets:
   Cash and cash equivalents...............   $ 9,703    $  229,435   $   (4,600)   $     --     $     --    $  234,538
   Short-term investments..................        --         7,050           --          --           --         7,050
   Accounts receivable, net................        --            --       21,034          --           --        21,034
   Inventory, net..........................        --            --        6,693          --           --         6,693
   Other current assets....................     2,940           289        8,905          --           --        12,134
                                              -------    ----------   ----------    --------     --------    ----------
      Total current assets.................    12,643       236,774       32,032          --           --       281,449
Property and equipment, net................        --            --      597,356          --           --       597,356
Licenses and other intangibles, net........    50,924            --       24,581     261,731           --       337,236
Investment in subsidiaries.................    33,723      (186,462)          --          --      152,739            --
Other assets...............................        --       143,955       10,299      18,934      (97,886)       75,302
                                              -------    ----------   ----------    --------     --------    ----------
      Total assets.........................   $97,290    $  194,267   $  664,268    $280,665     $ 54,853    $1,291,343
                                              =======    ==========   ==========    ========     ========    ==========
Current liabilities:
   Accounts payable, accrued expenses and
    other current liabilities..............   $    --    $   24,970   $   90,869    $  2,975     $     --    $  118,814
   Intercompany payables...................    20,092      (871,859)     835,982      15,785           --            --
                                              -------    ----------   ----------    --------     --------    ----------
      Total current liabilities............    20,092      (846,889)     926,851      18,760           --       118,814
Non-current liabilities:
   Long-term debt..........................        --     1,010,788       97,170      50,205      (97,170)    1,060,993
   Deferred income taxes and other.........    31,998        (3,355)       8,162      30,247         (716)       66,336
                                              -------    ----------   ----------    --------     --------    ----------
      Total liabilities....................    52,090       160,544    1,032,183      99,212      (97,886)    1,246,143
Stockholder's equity (deficit).............    45,200        33,723     (367,915)    181,453      152,739        45,200
                                              -------    ----------   ----------    --------     --------    ----------
      Total liabilities and equity.........   $97,290    $  194,267   $  664,268    $280,665     $ 54,853    $1,291,343
                                              =======    ==========   ==========    ========     ========    ==========

                                 TRITEL, INC.

                               ($ in thousands)


          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

                   For the Three Months Ended June 30, 2000

                                                                                Non-
                                                      Tritel    Guarantor    Guarantor                Consolidated
                                        Tritel, Inc.   PCS     Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                        ------------ --------  ------------ ------------ ------------ ------------
Revenue................................   $     --   $     --    $ 24,425     $ 2,150      $(2,150)     $ 24,425
                                          --------   --------    --------     -------      -------      --------
Operating Expenses:
   Cost of revenue.....................         --         --       8,939          --           --         8,939
   Operations and development..........         --         --       7,552          --           --         7,552
   Selling and marketing...............         --         --      18,283          --           --        18,283
   General and administrative..........      2,048         --     (20,093)         --       (2,150)      (20,195)
   Depreciation and amortization.......      1,431         --      11,866       1,027           --        14,324
                                          --------   --------    --------     -------      -------      --------
      Total operating expenses.........      3,479         --      26,547       1,027       (2,150)       28,903
                                          --------   --------    --------     -------      -------      --------
      Operating income (loss)..........     (3,479)        --      (2,122)      1,123           --        (4,478)
Other income (expense):
   Interest expense....................         --    (14,993)       (805)     (1,056)         798       (16,056)
   Interest income.....................         87      7,824         111          --         (798)        7,224
                                          --------   --------    --------     -------      -------      --------
      Loss before income taxes.........     (3,392)    (7,169)     (2,816)         67           --       (13,310)
   Income tax benefit..................        (29)        72         529          (2)          --           570
   Equity in net loss of subsidiaries..     (9,319)    (2,222)         --          --       11,541            --
                                          --------   --------    --------     -------      -------      --------
      Net loss.........................   $(12,740)  $ (9,319)   $ (2,287)    $    65      $11,541      $(12,740)
                                          ========   ========    ========     =======      =======      ========

          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

                   For the Three Months Ended June 30, 2001

                                                                                Non-
                                                      Tritel    Guarantor    Guarantor                Consolidated
                                        Tritel, Inc.   PCS     Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                        ------------ --------  ------------ ------------ ------------ ------------
Revenue................................   $     --   $     --    $ 62,338     $ 2,562      $ (2,562)    $ 62,338
                                          --------   --------    --------     -------      --------     --------
Operating Expenses:
   Cost of revenue.....................         --         --      19,189          --            --       19,189
   Operations and development..........         --         --      20,247          --            --       20,247
   Selling and marketing...............         --         --      29,458          --            --       29,458
   General and administrative..........         --         20      27,598          --        (2,562)      25,056
   Depreciation and amortization.......      1,430         --      26,335       1,688            --       29,453
                                          --------   --------    --------     -------      --------     --------
      Total operating expenses.........      1,430         20     122,827       1,688        (2,562)     123,403
                                          --------   --------    --------     -------      --------     --------
      Operating income (loss)..........     (1,430)       (20)    (60,489)        874            --      (61,065)
Other income (expense):
   Interest expense....................         --    (28,818)     (2,149)     (1,210)        2,141      (30,036)
   Interest income.....................         97      5,286          45          --        (2,141)       3,287
   Other...............................         --        321          --          --            --          321
   Equity in net loss of subsidiaries..    (86,160)   (62,929)         --          --       149,089           --
                                          --------   --------    --------     -------      --------     --------
      Net loss.........................   $(87,493)  $(86,160)   $(62,593)    $  (336)     $149,089     $(87,493)
                                          ========   ========    ========     =======      ========     ========

                                 TRITEL, INC.

                               ($ in thousands)


          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

                    For the Six Months Ended June 30, 2000

                                                                                 Non-
                                                      Tritel     Guarantor    Guarantor                Consolidated
                                        Tritel, Inc.   PCS      Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                        ------------ ---------  ------------ ------------ ------------ ------------
Revenue................................  $      --   $      --   $  39,309     $ 3,459      $ (3,459)   $  39,309
                                         ---------   ---------   ---------     -------      --------    ---------
Operating expenses:
   Cost of revenue.....................         --          --      16,151          --            --       16,151
   Operations and development..........         --          --      27,761          --            --       27,761
   Selling and marketing...............         --          --      46,184          --            --       46,184
   General and administrative..........      3,050          --      78,550          --        (3,459)      78,141
   Depreciation and amortization.......      2,861          --      20,171       1,843            --       24,875
                                         ---------   ---------   ---------     -------      --------    ---------
      Total operating expenses.........      5,911          --     188,817       1,843        (3,459)     193,112
                                         ---------   ---------   ---------     -------      --------    ---------
      Operating income (loss)..........     (5,911)         --    (149,508)      1,616            --     (153,803)
Other income (expense):
   Interest expense....................         --     (28,199)     (1,447)     (2,203)        1,433      (30,416)
   Interest income.....................        152      16,831         342          --        (1,433)      15,892
                                         ---------   ---------   ---------     -------      --------    ---------
      Loss before income taxes.........     (5,759)    (11,368)   (150,613)       (587)           --     (168,327)
   Income tax benefit..................         (4)        112         962           6            --        1,076
   Equity in net loss of subsidiaries..   (161,488)   (150,232)         --          --       311,720           --
                                         ---------   ---------   ---------     -------      --------    ---------
      Net loss.........................  $(167,251)  $(161,488)  $(149,651)    $  (581)     $311,720    $(167,251)
                                         =========   =========   =========     =======      ========    =========

          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

                    For the Six Months Ended June 30, 2001

                                                                                 Non-
                                                      Tritel     Guarantor    Guarantor                Consolidated
                                        Tritel, Inc.   PCS      Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                        ------------ ---------  ------------ ------------ ------------ ------------
Revenue................................  $      --   $      --   $ 116,737     $ 5,116      $ (5,116)   $ 116,737
                                         ---------   ---------   ---------     -------      --------    ---------
Operating Expenses:
   Cost of revenue.....................         --          --      35,109          --            --       35,109
   Operations and development..........         --          --      39,818          --            --       39,818
   Selling and marketing...............         --          --      52,713          --            --       52,713
   General and administrative..........          1          25      44,133           2        (5,116)      39,045
   Depreciation and amortization.......      2,861          --      50,476       3,342            --       56,679
                                         ---------   ---------   ---------     -------      --------    ---------
      Total operating expenses.........      2,862          25     222,249       3,344        (5,116)     223,364
                                         ---------   ---------   ---------     -------      --------    ---------
      Operating income (loss)..........     (2,862)        (25)   (105,512)      1,772            --     (106,627)
Other income (expense):
   Interest expense....................         --     (55,016)     (3,966)     (2,431)        3,951      (57,462)
   Interest income.....................         97      10,830          85          --        (3,951)       7,061
   Other...............................         --      (3,209)         --          --            --       (3,209)
   Equity in net loss of subsidiaries..   (157,472)   (110,052)         --          --       267,524           --
                                         ---------   ---------   ---------     -------      --------    ---------
      Net loss.........................  $(160,237)  $(157,472)  $(109,393)    $  (659)     $267,524    $(160,237)
                                         =========   =========   =========     =======      ========    =========

                                 TRITEL, INC.

                               ($ in thousands)


          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

                    For the Six Months Ended June 30, 2000

                                                                                                         Non-
                                                                              Tritel     Guarantor    Guarantor   Consolidated
                                                                Tritel, Inc.   PCS      Subsidiaries Subsidiaries Tritel, Inc.
                                                                ------------ ---------  ------------ ------------ ------------
Cash flows from operating activities:
      Net cash provided by (used in) operating activities......   $(2,209)   $   1,379   $ (84,188)    $    --     $ (85,018)
                                                                  -------    ---------   ---------     -------     ---------
Cash flows from investing activities:
   Expenditures for property and equipment.....................        --           --    (171,798)         --      (171,798)
   Other.......................................................        --        1,107        (129)         --           978
   Capitalized interest........................................        --           --      (1,533)     (1,272)       (2,805)
                                                                  -------    ---------   ---------     -------     ---------
      Net cash provided by (used in) investing activities:.....        --        1,107    (173,460)     (1,272)     (173,625)
                                                                  -------    ---------   ---------     -------     ---------
Cash flows from financing activities:
   Payment of long term debt...................................        --           --          --        (449)         (449)
   Payment of FCC debt.........................................        --         (198)         --          --          (198)
   Intercompany receivable/payable.............................     1,615     (258,202)    254,866       1,721            --
   Proceeds from exercise of stock options.....................       789           --          --          --           789
   Payment of debt issuance costs..............................      (195)          --          --          --          (195)
                                                                  -------    ---------   ---------     -------     ---------
      Net cash provided by (used in) financing activities:.....     2,209     (258,400)    254,866       1,272           (53)
                                                                  -------    ---------   ---------     -------     ---------
Net decrease in cash and cash equivalents......................        --     (255,914)     (2,782)         --      (258,696)
Cash and cash equivalents at beginning of period...............        --      613,999      (4,730)         --       609,269
                                                                  -------    ---------   ---------     -------     ---------
Cash and cash equivalents at end of period.....................   $    --    $ 358,085   $  (7,512)    $    --     $ 350,573
                                                                  =======    =========   =========     =======     =========

          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

                    For the Six Months Ended June 30, 2001

                                                                                               Non-
                                                                    Tritel     Guarantor    Guarantor   Consolidated
                                                      Tritel, Inc.   PCS      Subsidiaries Subsidiaries Tritel, Inc.
                                                      ------------ ---------  ------------ ------------ ------------
Cash flows from operating activities:
      Net cash used in operating activities..........   $  (298)   $    (558)  $ (46,702)    $    --     $ (47,558)
                                                        -------    ---------   ---------     -------     ---------
Cash flows from investing activities:
   Expenditures for property and equipment...........        --           --    (108,935)         --      (108,935)
   Purchase of short-term investments, net...........        --       (7,029)         --          --        (7,029)
   Other.............................................        --        1,132         115          --         1,247
                                                        -------    ---------   ---------     -------     ---------
      Net cash used in investing activities:.........        --       (5,897)   (108,820)         --      (114,717)
                                                        -------    ---------   ---------     -------     ---------
Cash flows from financing activities:
   Proceeds from long term debt......................        --      450,000          --          --       450,000
   Proceeds from TeleCorp PCS........................    10,000           --          --          --        10,000
   Payments on senior credit facility, net...........        --      (60,000)         --          --       (60,000)
   Payments on long-term debt........................        --           --          --      (1,124)       (1,124)
   Payment of debt issuance cost.....................        --      (14,022)         --          --       (14,022)
   Intercompany receivable/payable...................        --     (161,310)    160,186       1,124            --
                                                        -------    ---------   ---------     -------     ---------
      Net cash provided by financing activities:.....    10,000      214,668     160,186          --       384,854
                                                        -------    ---------   ---------     -------     ---------
   Net increase in cash and cash equivalents.........     9,702      208,213       4,664          --       222,579
   Cash and cash equivalents at beginning of period..        --       21,222      (9,263)         --        11,959
                                                        -------    ---------   ---------     -------     ---------
   Cash and cash equivalents at end of period........   $ 9,702    $ 229,435   $  (4,599)    $    --     $ 234,538
                                                        =======    =========   =========     =======     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

   You should read the following discussion in conjunction with (1) the Company's accompanying unaudited Consolidated Financial Statements and notes thereto included in this report on Form 10-Q and (2) the Company's audited Consolidated Financial Statements, notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations as of and for the year ended December 31, 2000 included in the Company's annual report on Form 10-K for such period. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates, and projections. Such forward-looking statements reflect management's good-faith evaluation of information currently available. However, because such statements are based upon, and therefore can be influenced by, a number of external variables over which management has no, or incomplete, control, they are not, and should not be read as being guarantees of future performance or of actual future results; nor will they necessarily prove to be accurate indications of the times at or by which any such performance or result will be achieved. Accordingly, actual outcomes and results may differ materially from those expressed in such forward-looking statements. The Company does not intend to update any such forward-looking statements.

Overview

   The Company is an AT&T Wireless affiliate in the United States providing digital wireless personal communications services, or PCS, to a licensed service area covering approximately 14.7 million people. As of June 30, 2001, the Company had launched service in 38 markets having approximately 13.7 million people and representing approximately 98% of the population where the Company holds licenses in the United States. As of June 30, 2001, the Company served more than 264,000 customers. Under the terms of the strategic alliance the Company has with AT&T, the Company is AT&T's exclusive provider of wireless mobility services on the Company's network. The Company is a wholly-owned subsidiary of TeleCorp PCS, Inc.

Results of Operations

  Three months ended June 30, 2001 compared to three months ended June 30, 2000

Subscribers

   Net additions were 28,810 and 40,555 for the three months ended June 30, 2001 and 2000, respectively. Total PCS subscribers were 264,965 and 104,355 as of June 30, 2001 and 2000, respectively.

Revenue

   Revenue for the three months ended June 30, 2001 and 2000 was $62.3 million and $24.4 million, respectively. Service revenue for the three months ended June 30, 2001 and 2000 was $43.4 million and $14.6 million, respectively. The increase in service revenue of $28.8 million was due to the addition of subscribers and the launch of additional markets. Roaming revenue for the three months ended June 30, 2001 and 2000 was $15.9 million and $8.0 million, respectively. The increase in roaming revenue of $7.9 million was due primarily to the full year use on cell sites integrated in 2000 and to additional cell sites integrated in 2001. Equipment revenue for the three months ended June 30, 2001 and 2000 was $3.0 million and $1.8 million, respectively.

Cost of revenue

   Cost of revenue for the three months ended June 30, 2001 and 2000 was $19.2 million and $8.9 million, respectively. The increase in cost of revenue of $10.3 million was due primarily to additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs since June 30, 2000 due to increased gross additions during 2000 and 2001.

Operations and development

   Operations and development expense was $20.2 million and $7.6 million (including non-cash stock compensation of $0.5 million and negative $4.3 million, respectively) for the three months ended June 30, 2001 and 2000, respectively. Excluding non-cash stock compensation the increase of $7.8 million was primarily due to the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network.

Selling and marketing

   Selling and marketing expense was $29.5 million and $18.3 million (including non-cash stock compensation of $0.0 million and negative $4.2 million, respectively) for the three months ended June 30, 2001 and 2000, respectively. Excluding non-cash stock compensation the increase of $7.0 million was primarily due to the cost of acquiring new subscribers as well as costs related to a full year of service. Costs associated with the Company's increased market base included advertising and promotion costs and commissions.

General and administrative

   General and administrative expense was $25.1 million and negative $20.2 million (including non-cash stock compensation of $1.3 million and negative $37.8 million, respectively) for the three months ended June 30, 2001 and 2000, respectively. Excluding non-cash stock compensation the increase of $6.2 million was due to the development and growth of infrastructure and staffing related to information technology, billing, customer care, accounting, human resources and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expense was $29.5 million and $14.3 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $15.2 million related primarily to depreciation of the Company's property and equipment as well as the amortization of its PCS licenses and the AT&T operating agreements related to the Company's markets launched between July 1, 2000 and June 30, 2001.

Interest income

   Interest income was $3.3 million and $7.2 million for the three months ended June 30, 2001 and 2000, respectively. The decrease of $3.9 million was due primarily to lower cash balances available for investment during the 2001 period.

Interest expense

   Interest expense was $30.0 million and $16.1 million for the three months ended June 30, 2001 and 2000, respectively. The increase of $13.9 million relates primarily to interest incurred on the Company's $450 million Senior Subordinated Notes issued in January 2001.

Results of Operations

  Six months ended June 30, 2001 compared to six months ended June 30, 2000

Subscribers

   Net additions were 59,290 and 79,755 for the six months ended June 30, 2001 and 2000, respectively. Total PCS subscribers were 264,965 and 104,355 as of June 30, 2001 and 2000, respectively.

Revenue

   Revenue for the six months ended June 30, 2001 and 2000 was $116.7 million and $39.3 million, respectively. Service revenue for the six months ended June 30, 2001 and 2000 was $80.7 million and $21.4 million, respectively. The increase in service revenue of $59.3 million was due to the addition of subscribers and the launch of additional markets. Roaming revenue for the six months ended June 30, 2001 and 2000 was $30.2 million and $13.2 million, respectively. The increase in roaming revenue of $17.0 million was due primarily to the full year use on cell sites integrated in 2000 and to additional cell sites integrated in 2001. Equipment revenue for the six months ended June 30, 2001 and 2000 was $5.8 million and $4.6 million, respectively.

Cost of revenue

   Cost of revenue for the six months ended June 30, 2001 and 2000 was $35.1 million and $16.2 million, respectively. The increase in cost of revenue of $18.9 million was due primarily to additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs due to increased gross additions during 2000 and 2001.

Operations and development

   Operations and development expense was $39.8 million and $27.8 million (including non-cash stock compensation of $0.7 million and $5.7 million, respectively) for the six months ended June 30, 2001 and 2000, respectively. Excluding non-cash stock compensation the increase of $17.0 million was primarily due to the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network.

Selling and marketing

   Selling and marketing expense was $52.7 million and $46.2 million (including non-cash stock compensation of $0.0 million and $5.6 million, respectively) for the six months ended June 30, 2001 and 2000, respectively. Excluding non-cash stock compensation the increase of $12.1 million was primarily due to the cost of acquiring new subscribers as well as costs related to a full year of service. Costs associated with the Company's increased market base included advertising and promotion costs and commissions.

General and administrative

   General and administrative expense was $39.0 million and $78.1 million (including non-cash stock compensation of $1.7 million and $50.8 million, respectively) for the six months ended June 30, 2001 and 2000, respectively. Excluding non-cash stock compensation the increase of $10.0 million was due to the development and growth of infrastructure and staffing related to information technology, billing, customer care, accounting, human resources and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets.

Depreciation and amortization

   Depreciation and amortization expense was $56.7 million and $24.9 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $31.8 million related primarily to depreciation of the Company's property and equipment as well as the amortization of its PCS licenses and the AT&T operating agreements related to the Company's markets launched between July 1, 2000 and June 30, 2001.

Interest income

   Interest income was $7.1 million and $15.9 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of $8.8 million was due primarily to lower cash balances available for investment during the period.

Interest expense

   Interest expense was $57.5 million and $30.4 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $27.1 million relates primarily to interest incurred on the Company's $450 million Senior Subordinated Notes issued in January 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   Intentionally omitted as the registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

PART II--Other Information

Item 1. Legal Proceedings.

   None.

Items 2, 3, and 4.

   Intentionally omitted as the registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Item 5. Other Information.

   None.

Item 6. Reports on Form 8-K.

   (b) Reports on Form 8-K:

   Tritel, Inc., Tritel PCS, Inc., Tritel Communications, Inc., and Tritel Finance, Inc., all filed a Current Report on Form 8-K dated April 30, 2001, reporting events under Item 4.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRITEL, INC.

Date: August 14, 2001

                                                    /S/ THOMAS H. SULLIVAN
                                          By: ----------------------------------
                                                      Thomas H. Sullivan
                                              President, Chief Financial Officer
                                              and Treasurer (Principal Financial
                                                   and Accounting Officer)

                                          SUBSIDIARY OF TRITEL, INC.
Date: August 14, 2001
                                          TRITEL PCS, INC.

                                                    /S/ THOMAS H. SULLIVAN
                                          By: ----------------------------------
                                                      Thomas H. Sullivan
                                              President, Chief Financial Officer
                                              and Treasurer (Principal Financial
                                                   and Accounting Officer)

                                          SUBSIDIARY OF TRITEL PCS, INC.
Date: August 14, 2001
                                          TRITEL COMMUNICATIONS, INC.

                                                    /S/ THOMAS H. SULLIVAN
                                          By: ----------------------------------
                                                      Thomas H. Sullivan
                                              President, Chief Financial Officer
                                              and Treasurer (Principal Financial
                                                   and Accounting Officer)

                                          SUBSIDIARY OF TRITEL PCS, INC.
Date: August 14, 2001
                                          TRITEL FINANCE, INC.

                                                    /S/ THOMAS H. SULLIVAN
                                          By: ----------------------------------
                                                      Thomas H. Sullivan
                                              President, Chief Financial Officer
                                              and Treasurer (Principal Financial
                                                   and Accounting Officer)