Form 10-Q
period 2001-09-30
TRITEL PCS INC; TRITEL FINANCE INC; TRITEL COMMUNICATIONS INC; TRITEL INC
filed 2001-11-14
CIK 1088384, 1088386, 1088385, 1088383

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

               For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from     to     .
                       Commission file number: 000-28435

                               Tritel PCS, Inc.
            (Exact name of registrant as specified in its charter)

                      Delaware                 64-0896438
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                  and the parent company of Tritel PCS, Inc.:
                     Commission file number: 333-82509-01

                                 Tritel, Inc.
            (Exact name of registrant as specified in its charter)

                      Delaware                 64-0896417
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

               and the following subsidiary of Tritel PCS, Inc.:
                     Commission file number: 333-82509-02

                          Tritel Communications, Inc.
            (Exact name of registrant as specified in its charter)

                      Delaware                 64-0896042
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

               and the following subsidiary of Tritel PCS, Inc.:
                     Commission file number: 333-82509-03

                             Tritel Finance, Inc.
            (Exact name of registrant as specified in its charter)

                      Delaware                 64-0896439
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                         1010 N. Glebe Road, Suite 800
                              Arlington, VA 22201
                   (Address of principal executive offices)
                                (703) 236-1100
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of November 14, 2001, the Registrant had 1,000 shares of common stock outstanding.

   The Registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                    Page
                                                                                                    ----
PART I Financial Information

Item 1. Financial Statements
   Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001 (unaudited)..........   3
   Consolidated Statements of Operations for the three months ended September 30, 2000 (unaudited)
     and 2001 (unaudited) and for the nine months ended September 30, 2000 (unaudited) and 2001
     (unaudited)...................................................................................   4
   Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2000
     (unaudited) and 2001 (unaudited)..............................................................   5
   Notes to Consolidated Financial Statements......................................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations......  18

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................  22

PART II Other Information

Item 1. Legal Proceedings..........................................................................  22

Item 2. Changes in Securities and Use of Proceeds..................................................  22

Item 3. Defaults Upon Senior Securities............................................................  22

Item 4. Submission of Matters to a Vote of Security Holders........................................  22

Item 5. Other Information..........................................................................  22

Item 6. Exhibits and Reports on Form 8-K...........................................................  22

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                                 TRITEL, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                                                   December 31, September 30
                                                                                       2000         2001
                                                                                   ------------ ------------
                                                                                                (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents......................................................  $   11,959   $  111,928
   Short-term investments.........................................................          --       32,226
   Accounts receivable, net.......................................................      14,723       25,824
   Inventory, net.................................................................      18,818        4,529
   Prepaid expenses and other current assets......................................       8,591       11,068
                                                                                    ----------   ----------
       Total current assets.......................................................      54,091      185,575
Property and equipment, net.......................................................     568,035      610,498
PCS licenses and microwave relocation costs, net..................................     290,101      292,060
Intangible assets--AT&T agreements, net...........................................      53,785       49,493
Other assets......................................................................      61,406       47,010
                                                                                    ----------   ----------
       Total assets...............................................................  $1,027,418   $1,184,636
                                                                                    ==========   ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable...............................................................  $   64,447   $   20,448
   Accrued expenses and other.....................................................      36,348       78,429
   Microwave relocation obligation, current portion...............................       4,000        2,285
   Long-term debt, current portion................................................      62,285        1,051
   Advance billings...............................................................       5,089        8,085
   Accrued interest...............................................................       1,963       10,924
                                                                                    ----------   ----------
       Total current liabilities..................................................     174,132      121,222
Long-term debt....................................................................     596,186    1,059,950
Accrued expenses and other........................................................      28,601       32,928
Deferred income taxes.............................................................      25,461       25,461
                                                                                    ----------   ----------
       Total liabilities..........................................................     824,380    1,239,561
                                                                                    ----------   ----------

Commitments and contingencies
Stockholder's equity (deficit):
   Common stock, par value $0.01 per share, 3,000 shares authorized; 1,000 shares
     issued and outstanding.......................................................          --           --
   Additional paid-in capital.....................................................     880,406      880,406
   Deferred compensation..........................................................      (3,386)        (394)
   Accumulated deficit............................................................    (673,982)    (934,937)
                                                                                    ----------   ----------
       Total stockholder's equity (deficit).......................................     203,038      (54,925)
                                                                                    ----------   ----------
       Total liabilities and stockholder's equity (deficit).......................  $1,027,418   $1,184,636
                                                                                    ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                 TRITEL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               ($ in thousands)

                                                              For the three months   For the nine months ended
                                                               ended September 30,         September 30,
                                                             ----------------------  ------------------------
                                                                2000        2001        2000          2001
                                                             ----------- ----------- -----------   -----------
                                                             (unaudited) (unaudited) (unaudited)   (unaudited)
Revenue:
   Service..................................................  $ 21,933    $  51,658   $  43,366     $ 132,380
   Roaming..................................................    10,878       17,924      24,120        48,093
   Equipment................................................     3,880        5,521       8,511        11,367
                                                              --------    ---------   ---------     ---------
       Total revenue........................................    36,691       75,103      75,997       191,840
                                                              --------    ---------   ---------     ---------
Operating expenses:
   Cost of revenue..........................................    15,193       23,669      31,344        58,778
   Operations and development (including non-cash stock
     compensation of $1,565, $344, $7,290 and $1,059).......    17,369       19,295      45,127        59,113
   Selling and marketing (including non-cash stock
     compensation of $1,528, $0, $7,117 and $0).............    27,775       33,029      73,959        85,742
   General and administrative (including non-cash stock
     compensation of $13,887, $249, $64,685 and $1,933).....    33,211       37,110     111,353        76,155
   Depreciation and amortization............................    20,194       33,364      45,069        90,043
                                                              --------    ---------   ---------     ---------
       Total operating expenses.............................   113,742      146,467     306,852       369,831
                                                              --------    ---------   ---------     ---------
       Operating loss.......................................   (77,051)     (71,364)   (230,855)     (177,991)
Other income (expense):
   Interest expense.........................................   (16,844)     (30,283)    (47,260)      (87,745)
   Interest income and other................................     4,609        1,823      20,501         8,884
   Loss on derivatives......................................        --         (894)         --        (4,910)
                                                              --------    ---------   ---------     ---------
       Net loss before income taxes.........................   (89,286)    (100,718)   (257,614)     (261,762)
   Income tax benefit.......................................       782           --       1,857            --
                                                              --------    ---------   ---------     ---------
       Net loss before cumulative effect of a change in
         accounting principle...............................   (88,504)    (100,718)   (255,757)     (261,762)
   Cumulative effect of a change in accounting principle,
     net of tax.............................................        --           --          --           807
                                                              --------    ---------   ---------     ---------
       Net loss.............................................  $(88,504)   $(100,718)  $(255,757)    $(260,955)
                                                              ========    =========   =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                                 TRITEL, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               ($ in thousands)

                                                      For the nine months ended
                                                            September 30,
                                                      ------------------------
                                                         2000          2001
                                                      -----------   -----------
                                                      (unaudited)   (unaudited)
Cash flows from operating activities:
       Net cash used in operating activities.........  $(134,667)    $(102,932)
                                                       ---------     ---------
Cash flows from investing activities:
   Expenditures for property and equipment...........   (304,241)     (160,737)
   Capitalized interest..............................     (3,313)           --
   Proceeds from sale of short-term investments......         --        30,808
   Proceeds from sale of FCC licenses held for sale..         --         8,497
   Purchase of short-term investments................         --       (63,034)
   Other.............................................      1,561         3,250
                                                       ---------     ---------
       Net cash used in investing activities.........   (305,993)     (181,216)
                                                       ---------     ---------
Cash flows from financing activities:
   Proceeds from (repayment) of long-term debt.......       (687)      450,000
   Proceeds from advance from TeleCorp PCS...........         --        10,000
   Proceeds from senior credit facility..............         --        30,000
   Payments on senior credit facility................         --       (90,000)
   Payments of FCC debt..............................         --        (1,701)
   Payments of stock issuance costs..................       (195)           --
   Payment of debt issuance costs....................       (198)      (14,182)
   Proceeds from exercise of stock options...........      1,257            --
                                                       ---------     ---------
       Net cash provided by financing activities.....        177       384,117
                                                       ---------     ---------
Net (decrease) increase in cash and cash equivalents.   (440,483)       99,969
Cash and cash equivalents at beginning of period.....    609,269        11,959
                                                       ---------     ---------
Cash and cash equivalents at end of period...........  $ 168,786     $ 111,928
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

                                 TRITEL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ($ in thousands)

1. Summary of Significant Accounting Policies

  Unaudited Interim Financial Information

   The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual fiscal reporting periods. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

  Reclassifications

   Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the presentation of the consolidated financial statements as of and for the three and nine months ended September 30, 2001.

  Consolidation

   The consolidated financial statements include the accounts of Tritel, Inc. (the Company) and its wholly-owned subsidiaries, Tritel PCS, Inc. (Tritel PCS); Tritel A/B Holding Corp.; Tritel C/F Holding Corp.; Tritel Communications, Inc.; Tritel Finance, Inc.; and others. All intercompany accounts and transactions have been eliminated in consolidation.

  Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, requires, among other matters, that purchase accounting be applied to business combinations initiated after June 30, 2001 and the separate recognition of intangible assets apart from goodwill if they meet either the contractual legal or separability criteria. The adoption of SFAS No. 141 had no effect on the consolidated financial position, results of operations, or cash flows of the Company. SFAS No. 142 addresses the accounting treatment and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets (but not those acquired in a business combination) and addresses how goodwill and other intangible assets are accounted for after initial acquisition. The Company intends to adopt SFAS No. 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001 (for the nonamortization and amortization provisions of the Statement). The Company is in the process of determining the effect of adopting this standard. At this time, no assurance can be given that material amounts of intangible assets will not need to be adjusted upon adoption of SFAS No. 142 in 2002 as a "cumulative effect of change in accounting principle".

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company intends to adopt SFAS No. 144, which supercedes SFAS No. 121, "Impairment of Long-Lived Assets", and portions of APB Opinion No. 30, as of January 1, 2002. The statement provides guidance on the recognition and measurement of impairment of long-lived assets to be held and used and assets to be disposed. The Company is in the process of determining the effect of adopting this standard.

                                 TRITEL, INC.

                               ($ in thousands)


2. Costs of Exiting Certain Activities and Pre-Acquisition Contingencies

   During the nine months ended September 30, 2001, the Company has incurred additional expenses related to its purchase by TeleCorp PCS which have been recorded as operating expenses in the statement of operations for the three and nine months ended September 30, 2001. These costs of approximately $28,700 for the nine months ended September 30, 2001, are comprised of additional costs to exit duplicative activities of TeleCorp PCS including contract termination fees and employee severance costs as well as costs related to pre-acquisition litigation.

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

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The Company uses certain derivative financial instruments that did not meet the criteria to be designated for hedge accounting. The Company recorded as of January 1, 2001 an asset of $807 which represents an estimated fair value of the derivative instruments along with a one-time after tax benefit of $807 as a cumulative effect of accounting change. For the nine months ended September 30, 2001, the Company recognized a loss of $4,910 reported as "loss on derivatives" in the statement of operations, which represented the change in the fair value of the derivatives.

4. Accrued Expenses and Other

   Accrued expenses and other consist of the following:

                                                December 31, September 30,
                                                    2000         2001
                                                ------------ -------------
                                                              (unaudited)
     Property and equipment....................   $    --      $  3,391
     Sales and property taxes..................     6,186        26,633
     Payroll and related liabilities...........    18,904        12,337
     Accrued operational expenses..............     9,282        39,471
     Microwave relocation obligation, long-term    13,898        13,898
     Accrued liability of loss on derivatives..        --         4,103
     Other liabilities.........................    16,679        11,524
                                                  -------      --------
                                                   64,949       111,357
     Less: non-current portion.................    28,601        32,928
                                                  -------      --------
                                                  $36,348      $ 78,429
                                                  =======      ========

                                 TRITEL, INC.

                               ($ in thousands)


5. Long-term Debt

   Long-term debt consists of the following:

                                   December 31, September 30,
                                       2000         2001
                                   ------------ -------------
                                                 (unaudited)
Senior credit facility............   $360,000    $  300,000
Senior subordinated notes.........         --       450,000
Senior subordinated discount notes    245,300       269,031
U.S. government financing.........     53,171        41,970
                                     --------    ----------
                                      658,471     1,061,001
Less current portion..............     62,285         1,051
                                     --------    ----------
                                     $596,186    $1,059,950
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

  Senior Subordinated Notes

   On January 24, 2001, the Company issued $450,000 principal amount of 10 3/8% senior subordinated notes due 2011. The senior subordinated notes are subject to optional redemption, restrictive covenants, an exchange offer, registration rights, and transfer restrictions. The Company received $437,500 in net proceeds from the issuance after deducting debt issuance costs of $12,500.

6. Sale of Assets

   In September 2001, Tritel completed a sale of PCS licenses in Florida and southern Georgia for $8,497 in cash and transfer of $10,263 in debt. The Company recognized a loss of $112 that is included in Interest Income and Other in the consolidated statement of operations. These PCS licenses had been recorded as assets held for sale in the consolidated balance sheet.

7. Related Parties

   The Company engages in transactions with its affiliate company TeleCorp Wireless, Inc. (TeleCorp Wireless), each of which is a wholly-owned subsidiary of TeleCorp PCS, Inc. (TeleCorp PCS). These transactions include shared management and operational personnel, shared telecommunications assets, reciprocal roaming revenue and expense agreements, and joint purchasing arrangements. Due to certain covenants contained in the Company's various indentures, the Company tracks and settles these amounts in cash monthly at the estimated fair market value of the underlying transaction. For the three and nine months ended September 30, 2001, the Company recognized a net expense related to personnel shared with TeleCorp Wireless of $1,515 and $4,426, respectively. In addition, for the three and nine months ended September 30, 2001 the Company recognized rental expense related to telecommunications assets shared with TeleCorp Wireless of $54 and $162, respectively. For the three and nine months ended September 30, 2001 the Company recognized roaming revenues of $2,036 and $4,742, respectively, and roaming expenses of $1,302 and $3,002, respectively. As of September 30, 2001, the Company had a payable to TeleCorp Wireless of $70, included in current accrued expenses. The Company had a current payable as of September 30, 2001, to TeleCorp PCS of $10,000 for amounts advanced in 2001.

                                 TRITEL, INC.

                               ($ in thousands)


8. Commitments

  Pending PCS License Acquisition

   On May 11, 2001, the Company agreed to purchase two F-block licenses in Knoxville and Clarksville, TN for an aggregate purchase price of $11,900 in cash. This agreement is subject to FCC approval.

9. Subsidiary Guarantees

   On May 11, 1999, the Company completed the issuance and sale of 12 3/4% Senior Subordinated Discount Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by Tritel Communications, Inc. and Tritel Finance, Inc., two of Tritel PCS's wholly-owned subsidiaries. On January 24, 2001, the Company completed the issuance and sale of the 10 3/8% Senior Subordinated Notes. The Senior Subordinated Notes are also fully and unconditionally guaranteed on a joint and several basis by Tritel Communications, Inc. and Tritel Finance, Inc.

   The following condensed consolidating financial statements as of December 31, 2000 and September 30, 2001 and for the three and nine months ended September 30, 2000 and 2001, are presented for Tritel, Inc., Tritel PCS, those subsidiaries of Tritel PCS which serve as guarantors and those subsidiaries which do not serve as guarantors of the Notes and the senior subordinated discount notes.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                            As of December 31, 2000

                                                                                  Non-
                                                                  Guarantor    Guarantor                Consolidated
                                         Tritel, Inc. Tritel PCS Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                         ------------ ---------- ------------ ------------ ------------ ------------
Current assets:
   Cash and cash equivalents............   $     --   $  21,222   $  (9,263)    $     --    $      --    $   11,959
   Other current assets.................      2,546         154      20,497       18,935           --        42,132
                                           --------   ---------   ---------     --------    ---------    ----------
       Total current assets.............      2,546      21,376      11,234       18,935           --        54,091
Property and equipment, net.............         --          --     568,035           --           --       568,035
Licenses and other intangibles, net.....     53,785          --      25,029      265,072           --       343,886
Investment in subsidiaries..............    188,796     (78,811)         --           --     (109,985)           --
Other assets............................         --     112,113      25,193           --      (75,900)       61,406
                                           --------   ---------   ---------     --------    ---------    ----------
       Total assets.....................   $245,127   $  54,678   $ 629,491     $284,007    $(185,885)   $1,027,418
                                           ========   =========   =========     ========    =========    ==========
Current liabilities:
   Accounts payable, accrued expenses
     and other current liabilities......   $     --   $   1,318   $ 109,897     $  2,917    $      --    $  114,132
   Revolving credit facility............         --      60,000          --           --           --        60,000
   Intercompany payables................     20,092    (737,379)    699,443       17,844           --            --
                                           --------   ---------   ---------     --------    ---------    ----------
       Total current liabilities........     20,092    (676,061)    809,340       20,761           --       174,132
Non-current liabilities:
   Long-term debt.......................         --     545,300      75,366       50,886      (75,366)      596,186
   Deferred income taxes and other
     liabilities........................     21,997      (3,357)      5,708       30,248         (534)       54,062
                                           --------   ---------   ---------     --------    ---------    ----------
       Total liabilities................     42,089    (134,118)    890,414      101,895      (75,900)      824,380
Stockholder's equity (deficit)..........    203,038     188,796    (260,923)     182,112     (109,985)      203,038
                                           --------   ---------   ---------     --------    ---------    ----------
       Total liabilities and equity
         (deficit)......................   $245,127   $  54,678   $ 629,491     $284,007    $(185,885)   $1,027,418
                                           ========   =========   =========     ========    =========    ==========

                                 TRITEL, INC.

                               ($ in thousands)


               CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

                           As of September 30, 2001

                                                                                Non-
                                         Tritel,                Guarantor    Guarantor                Consolidated
                                          Inc.     Tritel PCS  Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                         --------  ----------  ------------ ------------ ------------ ------------
Current assets:
   Cash and cash equivalents............ $  9,787  $  115,354   $  (13,213)   $     --    $      --    $  111,928
   Short-term investments...............       --      32,226           --          --           --        32,226
   Accounts receivable, net.............       --          --       25,824          --           --        25,824
   Inventory, net.......................       --          --        4,529          --           --         4,529
   Other current assets.................    2,940         473        7,655          --           --        11,068
                                         --------  ----------   ----------    --------    ---------    ----------
       Total current assets.............   12,727     148,053       24,795          --           --       185,575
Property and equipment, net.............       --          --      610,498          --           --       610,498
Licenses and other intangibles, net.....   49,493          --       24,228     267,832           --       341,553
Investment in subsidiaries..............  (65,054)   (251,273)          --          --      316,327            --
Other assets............................       --     136,704       10,389          --     (100,083)       47,010
                                         --------  ----------   ----------    --------    ---------    ----------
Total assets............................ $ (2,834) $   33,484   $  669,910    $267,832    $ 216,244    $1,184,636
                                         ========  ==========   ==========    ========    =========    ==========
Current liabilities:
   Accounts payable, accrued expenses
     and other current liabilities...... $ 10,000  $   15,280   $   94,521    $  1,421    $      --    $  121,222
   Intercompany payables................   20,093    (932,419)     906,075       6,251           --            --
                                         --------  ----------   ----------    --------    ---------    ----------
       Total current liabilities........   30,093    (917,139)   1,000,596       7,672           --       121,222
Non-current liabilities:
   Long-term debt.......................       --   1,019,032       97,169      40,919      (97,170)    1,059,950
   Deferred income taxes and other......   21,998      (3,355)      12,412      30,247       (2,913)       58,389
                                         --------  ----------   ----------    --------    ---------    ----------
       Total liabilities................   52,091      98,538    1,110,177      78,838     (100,083)    1,239,561
Stockholder's equity (deficit)..........  (54,925)    (65,054)    (440,267)    188,994      316,327       (54,925)
                                         --------  ----------   ----------    --------    ---------    ----------
       Total liabilities and equity
         (deficit)...................... $ (2,834) $   33,484   $  669,910    $267,832    $ 216,244    $1,184,636
                                         ========  ==========   ==========    ========    =========    ==========

                                 TRITEL, INC.

                               ($ in thousands)


          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

                 For the Three Months Ended September 30, 2000

                                                                             Non-
                                        Tritel,    Tritel    Guarantor    Guarantor                Consolidated
                                         Inc.       PCS     Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                        --------  --------  ------------ ------------ ------------ ------------
Revenue................................ $     --  $     --    $ 36,691      $2,447      $ (2,447)    $ 36,691
                                        --------  --------    --------      ------      --------     --------
Operating Expenses:
   Cost of revenue.....................       --        --      15,193          --            --       15,193
   Operations and development..........       --        --      17,369          --            --       17,369
   Selling and marketing...............       --        --      27,775          --            --       27,775
   General and administrative..........       (9)       --      35,660           7        (2,447)      33,211
   Depreciation and amortization.......    1,431        --      17,525       1,238            --       20,194
                                        --------  --------    --------      ------      --------     --------
       Total operating expenses........    1,422        --     113,522       1,245        (2,447)     113,742
                                        --------  --------    --------      ------      --------     --------
       Operating income (loss).........   (1,422)       --     (76,831)      1,202            --      (77,051)
Other income (expense):
   Interest expense....................       --   (15,850)       (964)       (988)          958      (16,844)
   Interest income.....................       98     5,363         106          --          (958)       4,609
                                        --------  --------    --------      ------      --------     --------
       Income (loss) before income
         taxes.........................   (1,324)  (10,487)    (77,689)        214            --      (89,286)
   Income tax benefit (expense)........       15       109         661          (3)           --          782
   Equity in net loss of subsidiaries..  (87,195)  (76,817)         --          --       164,012           --
                                        --------  --------    --------      ------      --------     --------
       Net income (loss)............... $(88,504) $(87,195)   $(77,028)     $  211      $164,012     $(88,504)
                                        ========  ========    ========      ======      ========     ========

                                 TRITEL, INC.

                               ($ in thousands)


          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

                 For the Three Months Ended September 30, 2001

                                                                               Non-
                                                     Tritel    Guarantor    Guarantor                Consolidated
                                       Tritel, Inc.   PCS     Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                       ------------ --------  ------------ ------------ ------------ ------------
Revenue...............................  $      --   $     --    $ 75,103     $ 2,562      $ (2,562)   $  75,103
                                        ---------   --------    --------     -------      --------    ---------
Operating Expenses:
   Cost of revenue....................         --         --      23,669          --            --       23,669
   Operations and development.........         --         --      19,295          --            --       19,295
   Selling and marketing..............         --         --      33,029          --            --       33,029
   General and administrative.........         --          9      39,663          --        (2,562)      37,110
   Depreciation and amortization......      1,430         --      30,246       1,688            --       33,364
                                        ---------   --------    --------     -------      --------    ---------
       Total operating expenses.......      1,430          9     145,902       1,688        (2,562)     146,467
                                        ---------   --------    --------     -------      --------    ---------
       Operating income (loss)........     (1,430)        (9)    (70,799)        874            --      (71,364)
Other income (expense):
   Interest expense...................         --    (29,149)     (2,208)     (1,123)        2,197      (30,283)
   Interest income and other..........         83      3,873          64          --        (2,197)       1,823
   Loss on derivatives................         --       (894)         --          --            --         (894)
   Equity in net loss of subsidiaries.    (99,371)   (73,192)         --          --       172,563           --
                                        ---------   --------    --------     -------      --------    ---------
       Net income (loss)..............  $(100,718)  $(99,371)   $(72,943)    $  (249)     $172,563    $(100,718)
                                        =========   ========    ========     =======      ========    =========

                                 TRITEL, INC.

                               ($ in thousands)


          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

                 For the Nine Months Ended September 30, 2000

                                                                                Non-
                                                                Guarantor    Guarantor                Consolidated
                                       Tritel, Inc. Tritel PCS Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                       ------------ ---------- ------------ ------------ ------------ ------------
Revenue...............................  $      --   $      --   $  75,997     $ 5,906      $ (5,906)   $  75,997
                                        ---------   ---------   ---------     -------      --------    ---------
Operating expenses:
   Cost of revenue....................         --          --      31,344          --            --       31,344
   Operations and development.........         --          --      45,127          --            --       45,127
   Selling and marketing..............         --          --      73,959          --            --       73,959
   General and administrative.........      3,042          --     114,210           7        (5,906)     111,353
   Depreciation and amortization......      4,292          --      37,696       3,081            --       45,069
                                        ---------   ---------   ---------     -------      --------    ---------
       Total operating expenses.......      7,334          --     302,336       3,088        (5,906)     306,852
                                        ---------   ---------   ---------     -------      --------    ---------
       Operating income (loss)........     (7,334)         --    (226,339)      2,818            --     (230,855)
Other income (expense):
   Interest expense...................         --     (44,050)     (2,409)     (3,192)        2,391      (47,260)
   Interest income....................        251      22,194         447          --        (2,391)      20,501
                                        ---------   ---------   ---------     -------      --------    ---------
       Loss before income taxes.......     (7,083)    (21,856)   (228,301)       (374)           --     (257,614)
   Income tax benefit.................         11         221       1,621           4            --        1,857
   Equity in net loss of subsidiaries.   (248,685)   (227,050)         --          --       475,735           --
                                        ---------   ---------   ---------     -------      --------    ---------
       Net income (loss)..............  $(255,757)  $(248,685)  $(226,680)    $  (370)     $475,735    $(255,757)
                                        =========   =========   =========     =======      ========    =========

                                 TRITEL, INC.

                               ($ in thousands)


          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (unaudited)

                 For the Nine Months Ended September 30, 2001

                                                     Tritel     Guarantor   Non-Guarantor              Consolidated
                                       Tritel, Inc.   PCS      Subsidiaries Subsidiaries  Eliminations Tritel, Inc.
                                       ------------ ---------  ------------ ------------- ------------ ------------
Revenue...............................  $      --   $      --   $ 191,840      $ 7,678      $ (7,678)   $ 191,840
                                        ---------   ---------   ---------      -------      --------    ---------
Operating Expenses:
   Cost of revenue....................         --          --      58,778           --            --       58,778
   Operations and development.........         --          --      59,113           --            --       59,113
   Selling and marketing..............         --          --      85,742           --            --       85,742
   General and administrative.........          1          34      83,796            2        (7,678)      76,155
   Depreciation and amortization......      4,292          --      80,722        5,029            --       90,043
                                        ---------   ---------   ---------      -------      --------    ---------
       Total operating expenses.......      4,293          34     368,151        5,031        (7,678)     369,831
                                        ---------   ---------   ---------      -------      --------    ---------
       Operating income (loss)........     (4,293)        (34)   (176,311)       2,647            --     (177,991)
Other income (expense):
   Interest expense...................         --     (84,164)     (6,175)      (3,554)        6,148      (87,745)
   Interest income and other..........        181      14,702         149           --        (6,148)       8,884
   Loss on derivatives................         --      (4,103)         --           --            --       (4,103)
   Equity in net loss of subsidiaries.   (256,843)   (183,244)         --           --       440,087           --
                                        ---------   ---------   ---------      -------      --------    ---------
       Net income (loss)..............  $(260,955)  $(256,843)  $(182,337)     $  (907)     $440,087    $(260,955)
                                        =========   =========   =========      =======      ========    =========

                                 TRITEL, INC.

                               ($ in thousands)


          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

                 For the Nine Months Ended September 30, 2000

                                                                           Guarantor   Non-Guarantor Consolidated
                                                  Tritel, Inc. Tritel PCS Subsidiaries Subsidiaries  Tritel, Inc.
                                                  ------------ ---------- ------------ ------------- ------------
Cash flows from operating activities:
       Net cash used in operating activities.....   $(3,051)   $    (241)  $(131,375)     $    --     $(134,667)
                                                    -------    ---------   ---------      -------     ---------
Cash flows from investing activities:
   Expenditures for property and equipment.......        --           --    (304,241)          --      (304,241)
   Other.........................................        --        1,745        (184)          --         1,561
   Capitalized interest..........................        --           --      (1,460)      (1,853)       (3,313)
                                                    -------    ---------   ---------      -------     ---------
       Net cash provided by (used in)
         investing activities....................        --        1,745    (305,885)      (1,853)     (305,993)
                                                    -------    ---------   ---------      -------     ---------
Cash flows from financing activities:
   Payment of long term debt.....................        --           --          --         (687)         (687)
   Payment of debt issuance costs................        --         (198)         --           --          (198)
   Intercompany receivable/payable...............     1,989     (442,006)    437,477        2,540            --
   Proceeds from exercise of stock options.......     1,257           --          --           --         1,257
   Payment of stock issuance costs...............      (195)          --          --           --          (195)
                                                    -------    ---------   ---------      -------     ---------
       Net cash provided by (used in)
         financing activities....................     3,051     (442,204)    437,477        1,853           177
                                                    -------    ---------   ---------      -------     ---------
Net increase (decrease) in cash and cash
  equivalents....................................        --     (440,700)        217           --      (440,483)
Cash and cash equivalents at beginning of period.        --      613,999      (4,730)          --       609,269
                                                    -------    ---------   ---------      -------     ---------
Cash and cash equivalents at end of period.......   $    --    $ 173,299   $  (4,513)     $    --     $ 168,786
                                                    =======    =========   =========      =======     =========

                                 TRITEL, INC.

                               ($ in thousands)


          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)

                 For the Nine Months Ended September 30, 2001

                                                                           Guarantor   Non-Guarantor Consolidated
                                                  Tritel, Inc. Tritel PCS Subsidiaries Subsidiaries  Tritel, Inc.
                                                  ------------ ---------- ------------ ------------- ------------
Cash flows from operating activities:
       Net cash used in operating activities.....   $  (213)   $ (19,575)  $ (83,144)    $     --     $(102,932)
                                                    -------    ---------   ---------     --------     ---------
Cash flows from investing activities:
   Expenditures for property and equipment.......        --           --    (160,737)          --      (160,737)
   Purchase of short-term investments, net.......        --      (32,226)         --           --       (32,226)
   Sale of FCC licenses..........................        --           --          --        8,497         8,497
   Other.........................................        --        1,680       1,570           --         3,250
                                                    -------    ---------   ---------     --------     ---------
       Net cash used in investing activities.....        --      (30,546)   (159,167)       8,497      (181,216)
                                                    -------    ---------   ---------     --------     ---------
Cash flows from financing activities:
   Proceeds from long term debt..................        --      450,000          --           --       450,000
   Proceeds from TeleCorp PCS....................    10,000           --          --           --        10,000
   Payments on senior credit facility, net.......        --      (60,000)         --           --       (60,000)
   Payments on long-term debt....................        --           --          --       (1,701)       (1,701)
   Payment of debt issuance cost.................        --      (14,182)         --           --       (14,182)
   Investment in subsidiary......................        --       (7,789)         --        7,789            --
   Intercompany receivable/payable...............        --     (223,776)    238,361      (14,585)           --
                                                    -------    ---------   ---------     --------     ---------
       Net cash provided by financing
         activities..............................    10,000      144,253     238,361       (8,497)      384,117
                                                    -------    ---------   ---------     --------     ---------
Net increase (decrease) in cash and cash
  equivalents....................................     9,787       94,132      (3,950)          --        99,969
Cash and cash equivalents at beginning of
  period.........................................        --       21,222      (9,263)          --        11,959
                                                    -------    ---------   ---------     --------     ---------
Cash and cash equivalents at end of period.......   $ 9,787    $ 115,354   $ (13,213)    $     --     $ 111,928
                                                    =======    =========   =========     ========     =========

10. Subsequent Events

Merger with AT&T Wireless Services, Inc. and TL Acquisition Corp.

   On October 7, 2001, TeleCorp PCS, Inc. (TeleCorp), the parent of the Company, entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with AT&T Wireless Services, Inc. and TL Acquisition Corp., a direct wholly-owned subsidiary of AT&T Wireless (the Merger Sub). Pursuant to the Merger Agreement, the Merger Sub shall be merged with and into TeleCorp with TeleCorp continuing as the surviving corporation and becoming a wholly-owned subsidiary of AT&T Wireless (the Merger). The Merger is subject to, among other things, regulatory approval and approval by TeleCorp's stockholders and is expected to be consummated in the first half of 2002.

   If the Merger is completed, other than shares owned by dissenting stockholders which are not Class A common shares and shares owned directly by AT&T Wireless Services, Inc.:

 . each issued and outstanding share of TeleCorp's common stock will be converted into and become exchangeable for 0.9 of a share of AT&T Wireless common stock;

 . each issued and outstanding share of TeleCorp's series C and series E preferred stock will be converted into and become exchangeable for a share of AT&T Wireless preferred stock that is substantially identical to the share of TeleCorp preferred stock;

 . each issued and outstanding share of TeleCorp's series A convertible preferred stock will be converted into and become exchangeable for 82.9849 shares of AT&T Wireless common stock;

 . each issued and outstanding share of TeleCorp's series B preferred stock will be converted into and become exchangeable for 81.2439 shares of AT&T Wireless common stock;

 . each issued and outstanding share of TeleCorp's series D preferred stock will be converted into and become exchangeable for 27.6425 shares of AT&T Wireless common stock; and

 . each issued and outstanding share of TeleCorp's series F and G preferred stock will be converted into and become exchangeable for 0.9 shares of AT&T Wireless common stock.

Amendment to the Senior Credit Facility

   On October 19, 2001, Tritel amended its Senior Credit Facility to accommodate the additional capital and operating expenditures necessary to implement a next generation network. As part of the amendment, TeleCorp PCS, Inc. contributed $75,000 in capital to Tritel on October 22, 2001 and is obligated to contribute another $75,000 on or before January 31, 2002.

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

Overview

   The Company is an AT&T Wireless affiliate in the United States providing digital wireless personal communications services, or PCS, to a licensed service area covering approximately 14.3 million people. As of September 30, 2001, the Company had launched service in 38 markets having approximately 14.0 million people and representing approximately 98% of the population where the Company holds licenses in the United States. As of September 30, 2001, the Company served more than 313,900 customers. Under the terms of the strategic alliance the Company has with AT&T, the Company is AT&T's exclusive provider of wireless mobility services on the Company's network. The Company is a wholly-owned subsidiary of TeleCorp PCS, Inc.

   On October 7, 2001, TeleCorp PCS, Inc. (TeleCorp), the parent of the Company, entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with AT&T Wireless Services, Inc. and TL Acquisition Corp., a direct wholly-owned subsidiary of AT&T Wireless (the Merger Sub). Pursuant to the Merger Agreement, the Merger Sub shall be merged with and into TeleCorp with TeleCorp continuing as the surviving corporation and becoming a wholly-owned subsidiary of AT&T Wireless (the Merger). The Merger is subject to, among other things, regulatory approval and approval by TeleCorp's stockholders and is expected to be consummated in the first half of 2002.

   If the Merger is completed, other that shares owned by dissenting stockholders which are not Class A common shares and shares owned directly by AT&T Wireless Services, Inc.:

 . each issued and outstanding share of the TeleCorp's common stock, will be converted into and become exchangeable for 0.9 of a share of AT&T Wireless common stock;

 . each issued and outstanding share of the TeleCorp's series C and series E preferred stock will be converted into and become exchangeable for a share of AT&T Wireless preferred stock that is substantially identical to the share of TeleCorp preferred stock;

 . each issued and outstanding share of TeleCorp's series A convertible preferred stock will be converted into and become exchangeable for 82.9849 shares of AT&T Wireless common stock;

 . each issued and outstanding share of TeleCorp's series B preferred stock will be converted into and become exchangeable for 81.2439 shares of AT&T Wireless common stock;

 . each issued and outstanding share of TeleCorp's series D preferred stock will be converted into and become exchangeable for 27.6425 shares of AT&T Wireless common stock; and

 . each issued and outstanding share of TeleCorp's series F and G preferred stock will be converted into and become exchangeable for 0.9 of a share of AT&T Wireless common stock.

Results of Operations

  Three months ended September 30, 2001 compared to three months ended September 30, 2000

Subscribers

   Net additions were 48,983 and 51,744 for the three months ended September 30, 2001 and 2000, respectively. Total PCS subscribers were 313,948 and 156,099 as of September 30, 2001 and 2000, respectively.

Revenue

   Revenue for the three months ended September 30, 2001 and 2000 was $75.1 million and $36.7 million, respectively. Service revenue for the three months ended September 30, 2001 and 2000 was $51.7 million and $21.9 million, respectively. The increase in service revenue of $29.8 million was due to the addition of subscribers and the launch of additional markets. Roaming revenue for the three months ended September 30, 2001 and 2000 was $17.9 million and $10.9 million, respectively. The increase in roaming revenue of $7.0 million was due primarily to the full year use on cell sites integrated in 2000 and to additional cell sites integrated in 2001. Equipment revenue for the three months ended September 30, 2001 and 2000 was $5.5 million and $3.9 million, respectively.

Cost of revenue

   Cost of revenue for the three months ended September 30, 2001 and 2000 was $23.7 million and $15.2 million, respectively. The increase in cost of revenue of $8.5 million was due primarily to additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base.

Operations and development

   Operations and development expense was $19.3 million and $17.4 million (including non-cash stock compensation of $0.3 million and $1.6 million, respectively) for the three months ended September 30, 2001 and 2000, respectively. Excluding non-cash stock compensation the increase of $3.2 million was primarily due to the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network.

Selling and marketing

   Selling and marketing expense was $33.0 million and $27.8 million (including non-cash stock compensation of $0.0 million and $1.5 million) for the three months ended September 30, 2001 and 2000, respectively. Excluding non-cash stock compensation, the increase of $6.7 million was primarily due to the cost of acquiring new subscribers as well as costs related to a full year of service. Costs associated with the Company's increased market base included advertising and promotion costs and commissions.

General and administrative

   General and administrative expense was $37.1 million and $33.2 million (including non-cash stock compensation of $0.2 million and $13.9 million, respectively) for the three months ended September 30, 2001 and 2000, respectively. Excluding non-cash stock compensation the increase of $17.6 million primarily was due to the development and growth of infrastructure and staffing related to information technology, billing, customer care, accounting, human resources and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets. Certain costs were also incurred in connection with the Company's acquisition by TeleCorp PCS which include additional costs to exit duplicate activities including contract termination fees and additional employee severance, litigation costs associated with pre-acquisition contingencies, and additional merger related expenses.

Depreciation and amortization

   Depreciation and amortization expense was $33.4 million and $20.2 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $13.2 million related primarily to depreciation of the Company's property and equipment as well as the amortization of its PCS licenses and the AT&T operating agreements related to the Company's markets launched between October 1, 2000 and September 30, 2001.

Interest income and other

   Interest income was $1.8 million and $4.6 million for the three months ended September 30, 2001 and 2000, respectively. The decrease of $2.8 million was due primarily to lower cash balances available for investment during the 2001 period.

Interest expense

   Interest expense was $30.3 million and $16.8 million for the three months ended September 30, 2001 and 2000, respectively. The increase of $13.5 million relates primarily to interest incurred on the Company's $450 million Senior Subordinated Notes issued in January 2001.

Results of Operations

  Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Subscribers

   Net additions were 108,273 and 131,499 for the nine months ended September 30, 2001 and 2000, respectively. Total PCS subscribers were 313,948 and 156,099 as of September 30, 2001 and 2000, respectively.

Revenue

   Revenue for the nine months ended September 30, 2001 and 2000 was $191.8 million and $76.0 million, respectively. Service revenue for the nine months ended September 30, 2001 and 2000 was $132.4 million and $43.4 million, respectively. The increase in service revenue of $89.0 million was due to the addition of subscribers and the launch of additional markets. Roaming revenue for the nine months ended September 30, 2001 and 2000 was $48.1 million and $24.1 million, respectively. The increase in roaming revenue of $24.0 million was due primarily to the full year of use on cell sites integrated in 2000 and to additional cell sites integrated in 2001. Equipment revenue for the nine months ended September 30, 2001 and 2000 was $11.4 million and $8.5 million, respectively.

Cost of revenue

   Cost of revenue for the nine months ended September 30, 2001 and 2000 was $58.8 million and $31.3 million, respectively. The increase in cost of revenue of $27.5 million was due primarily to additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base.

Operations and development

   Operations and development expense was $59.1 million and $45.1 million (including non-cash stock compensation of $1.1 million and $7.3 million, respectively) for the nine months ended September 30, 2001 and 2000, respectively. Excluding non-cash stock compensation, the increase of $20.2 million was primarily due to the development and growth of infrastructure and staffing and maintenance related to the support of the Company's network.

Selling and marketing

   Selling and marketing expense was $85.7 million and $74.0 million (including non-cash stock compensation of $0.0 million and $7.1 million, respectively) for the nine months ended September 30, 2001 and 2000, respectively. Excluding non-cash stock compensation, the increase of $18.8 million was primarily due to the cost of acquiring new subscribers as well as costs related to a full year of service. Costs associated with the Company's increased market base included advertising and promotion costs and commissions.

General and administrative

   General and administrative expense was $76.2 million and $111.4 million (including non-cash stock compensation of $1.9 million and $64.7 million, respectively) for the nine months ended September 30, 2001 and 2000, respectively. Excluding non-cash stock compensation, the increase of $27.6 million was primarily due to the development and growth of infrastructure and staffing related to information technology, billing, customer care, accounting, human resources and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base and launching the additional markets. Certain costs were also incurred in connection with the Company's acquisition by TeleCorp PCS which include additional costs to exit duplicative activities including contract termination fees and additional employee severance, litigation costs associated with pre-acquisition contingencies, and additional merger related expenses.

Depreciation and amortization

   Depreciation and amortization expense was $90.0 million and $45.1 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $44.9 million related primarily to depreciation of the Company's property and equipment as well as the amortization of its PCS licenses and the and AT&T Wireless operating agreements related to the Company's markets launched between October 1, 2000 and September 30, 2001.

Interest income and other

   Interest income was $8.9 million and $20.5 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $11.6 million was due primarily to lower cash balances available for investment during the 2001 period.

Interest expense

   Interest expense was $87.7 million and $47.3 million for the nine months ended September 30, 2001 and 2000, respectively. The increase of $40.4 million relates primarily to interest incurred on the Company's $450 million Senior Subordinated Notes issued in January 2001.

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

Items 2, 3 and 4.

   Intentionally omitted as the registrant is a wholly-owned subsidiary of TeleCorp PCS, Inc. and meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this Form 10-Q with the reduced disclosure format.

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits


Exhibit
  No.                                           Description
-------                                         -----------

 10.1*  Master Services Agreement, dated September 5, 2001, between Convergys Information Management
          Group Inc., TeleCorp Communications, Inc. and Tritel Communications, Inc.

--------
* Incorporated by reference to the TeleCorp PCS, Inc. Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              Date: November 14, 2001                 TRITEL, INC.

                                        By:           /S/ THOMAS H. SULLIVAN
                                            -------------------------------------------
                                                        Thomas H. Sullivan
                                                President, Chief Financial Officer
                                                and Treasurer (Duly Authorized and
                                            Principal Financial and Accounting Officer)

Date: November 14, 2001                 SUBSIDIARY OF TRITEL, INC.

                                        TRITEL PCS, INC.

                                        By:           /S/ THOMAS H. SULLIVAN
                                            -------------------------------------------
                                                        Thomas H. Sullivan
                                                President, Chief Financial Officer
                                                and Treasurer (Duly Authorized and
                                            Principal Financial and Accounting Officer)

Date: November 14, 2001                 SUBSIDIARY OF TRITEL PCS, INC.

                                        TRITEL COMMUNICATIONS, INC.

                                        By:           /S/ THOMAS H. SULLIVAN
                                            -------------------------------------------
                                                        Thomas H. Sullivan
                                                President, Chief Financial Officer
                                                and Treasurer (Duly Authorized and
                                            Principal Financial and Accounting Officer)

Date: November 14, 2001                 SUBSIDIARY OF TRITEL PCS, INC.

                                        TRITEL FINANCE, INC.

                                        By:           /S/ THOMAS H. SULLIVAN
                                            -------------------------------------------
                                                        Thomas H. Sullivan
                                                President, Chief Financial Officer
                                                and Treasurer (Duly Authorized and
                                            Principal Financial and Accounting Officer)