Form 10-K405
period 2001-12-31
TRITEL PCS INC; TRITEL FINANCE INC; TRITEL COMMUNICATIONS INC; TRITEL INC
filed 2002-03-29
CIK 1088384, 1088386, 1088385, 1088383

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the fiscal year ended December 31, 2001
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from          to       .
                       Commission File Number: 333-82509

                               Tritel PCS, Inc.
            (Exact name of registrant as specified in its charter)

         Delaware                    4812                   64-0896438
      (State or other
        jurisdiction           (Primary Standard              (I.R.S.
    of incorporation or    Industrial Classification  Employer Identification
       organization)             Code Number)                  No.)

                               -----------------

                  and the parent company of Tritel PCS, Inc.:
                       Commission file number: 000-28435

                                 Tritel, Inc.
            (Exact name of registrant as specified in its charter)

         Delaware                    4812                   64-0896417
      (State or other
        jurisdiction           (Primary Standard              (I.R.S.
    of incorporation or    Industrial Classification  Employer Identification
       organization)             Code Number)                  No.)

                               -----------------

               and the following subsidiary of Tritel PCS, Inc.:
                     Commission file number: 333-82509-02

                          Tritel Communications, Inc.
            (Exact name of registrant as specified in its charter)

         Delaware                    4812                   64-0896042
      (State or other
        jurisdiction           (Primary Standard              (I.R.S.
    of incorporation or    Industrial Classification  Employer Identification
       organization)             Code Number)                  No.)

                               -----------------

               and the following subsidiary of Tritel PCS, Inc.:
                     Commission file number: 333-82509-03

                             Tritel Finance, Inc.
            (Exact name of registrant as specified in its charter)

         Delaware                    4812                   64-0896439
      (State or other
        jurisdiction           (Primary Standard              (I.R.S.
    of incorporation or    Industrial Classification  Employer Identification
       organization)             Code Number)                  No.)

                               -----------------

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The registrants are wholly-owned subsidiaries of AT&T Wireless Services, Inc. and meet the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

================================================================================

Forward-Looking Statements or Information

   This Form 10-K, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of one of its authorized executive officers may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In connection therewith, please see the cautionary statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking
Statements: Cautionary Statements" and elsewhere in this report which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

                                    PART I

Item 1.  Business.

The Company

   Tritel Inc. (Tritel) was formed on April 23, 1998 by the controlling members of Airwave Communications, LLC and Digital PCS, LLC (hereafter referred to as Predecessor Company) to develop PCS markets in the south-central United States. On January 7, 1999, the Predecessor Company transferred substantially all of its assets and liabilities at historical cost to Tritel in exchange for stock in Tritel. Tritel continued the activities of its Predecessor Company and, for accounting purposes, this transaction was accounted for as a reorganization of the Predecessor Company into a C corporation and a name change to Tritel. Tritel and the Predecessor Company, together with Tritel's subsidiaries, are hereafter referred to collectively as the Company.

   Tritel began commercial operations during the fourth quarter of 1999. Prior to that time, Tritel was considered to be in the development stage.

   In anticipation of the acquisition of Tritel by TeleCorp PCS, Inc., a new holding company, TeleCorp-Tritel Holding Company (Holding Company), was formed in accordance with the Agreement and Plan of Reorganization and Contribution, as amended, dated as of February 28, 2000, among TeleCorp PCS, Inc., Tritel and AT&T Wireless Services, Inc. (the Merger). On November 13, 2000, each of TeleCorp PCS, Inc. and Tritel merged with and into newly-formed subsidiaries of Holding Company. TeleCorp PCS, Inc. and Tritel survived the Merger. Following the Merger, Holding Company was renamed TeleCorp PCS, Inc. (TeleCorp PCS) and the company formerly known as TeleCorp PCS, Inc. was renamed TeleCorp Wireless. The newly merged subsidiary Tritel retained its name.

   In accordance with the terms of the Merger, all of the capital stock of TeleCorp Wireless and Tritel was converted into the right to receive capital stock in TeleCorp PCS. As a result of the Merger, TeleCorp PCS was controlled by the former holders of the voting preference common stock of TeleCorp Wireless, namely, Gerald T. Vento and Thomas H. Sullivan who were the Company's chief executive officer and its executive vice president and chief financial officer, respectively, and TeleCorp Wireless and Tritel were both wholly-owned subsidiaries of TeleCorp PCS.

   On October 7, 2001, TeleCorp PCS, the parent of the Company, entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with AT&T Wireless Services, Inc. (AT&T Wireless) and TL Acquisition Corp. (the Merger
Sub), a direct wholly-owned subsidiary of AT&T Wireless. Pursuant to the Merger Agreement, the Merger Sub was merged with and into TeleCorp PCS with TeleCorp PCS continuing as the surviving corporation and becoming a wholly-owned subsidiary of AT&T Wireless (the AT&T Merger) on February 15, 2002. In addition, on February 15, 2002, TeleCorp PCS was merged into AT&T Wireless, with AT&T Wireless continuing as the surviving corporation and TeleCorp PCS ceasing to be a registrant with the Securities and Exchange Commission (SEC). At the time of the merger,

   . each issued and outstanding share of TeleCorp PCS's common stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series C and series E preferred stock was converted into and became exchangeable for a share of AT&T Wireless preferred stock that is substantially identical to the share of TeleCorp PCS preferred stock;

   . each issued and outstanding share of TeleCorp PCS's series A convertible preferred stock was converted into and became exchangeable for 82.9849 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series B preferred stock was converted into and became exchangeable for 81.2439 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series D preferred stock was converted into and became exchangeable for 27.6425 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series F and G preferred stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock; and

   . each issued and outstanding option to purchase a share of TeleCorp PCS's common stock was converted into and became exchangeable for 0.9 of an option to purchase a share of AT&T Wireless common stock.

   The Company provides digital wireless personal communications services to a licensed service area covering approximately 14.3 million people. As of December 31, 2001, the Company had more than 368,000 customers. Together with TeleCorpWireless and Triton PCS, Inc., another AT&T Wireless affiliate, the Company operates under a common regional brand name, SunCom(R).

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

Item 2.  Properties.

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

Item 3.  Legal Proceedings.

   Edwin Welsh v. Tritel, Inc. et al. (Welsh II). On August 28, 2000, Plaintiff Edwin Welsh filed a complaint in Mississippi state court, alleging that the Company, William M. Mounger, II (Mounger), E.B. Martin, Jr. (Martin), Airwave Communications, LLC (Airwave), and Digital PCS, LLC (Digital), among others, fraudulently induced him to settle a 1997 lawsuit, captioned Edwin Welsh v. William M. Mounger, II, et al., (Welsh I), that he had brought against the same parties (excluding the Company), by misrepresenting the Company's prospects for an initial public offering and the value of the Company's shares. The plaintiff also moved to re-open the final judgment dismissing Welsh I. In November 2001, the Company settled Welsh II for $3.5 million and, as a result, judgment was entered dismissing Welsh II as to the Company with prejudice.

   Pursuant to a Securities Purchase Agreement, dated May 20, 1998, and a License Purchase Agreement, dated May 20, 1999, (collectively, the Agreements) the Airwave and Digital Indemnitors (as those terms are defined in connection with the Agreements) and Mounger, Martin and Jerry M. Sullivan (Sullivan) (in their capacities as Airwave and Digital Indemnitors) agreed, under certain circumstances, to indemnify the Company in connection with Welsh I and II. The Company, Airwave, the Airwave Investor Indemnitors, and Digital, entered into a Settlement Agreement dated November 13, 2000, whereby certain shares owned by the Airwave and Digital Investor Indemnitors (the Escrowed Shares) were to be held in escrow until a dispute concerning the right to indemnification could be resolved. That dispute was scheduled for arbitration in early 2002. Simultaneously with the settlement of Welsh I and II, the Company settled the indemnification dispute with all of the Airwave and Digital Investor Indemnitors, except Sullivan, in respect of the Escrowed Shares. The Company is presently considering continuing the arbitration with Sullivan.

   Jerry M. Sullivan. v. Mounger et al. On December 3, 2001, Jerry M. Sullivan (Sullivan), a former executive of the Company, filed a complaint in Mississippi state court against Mounger, Martin and the Company for alleged breaches of fiduciary duties and fraud in connection with the execution of his 1999 agreement with the Company terminating his relationship with the Company. Among other things, the termination agreement involved the exchange of Sullivan's restricted Tritel stock for unrestricted stock. In his complaint, Sullivan alleges the defendants are jointly and severally liable for compensatory damages of (i) at least $61.0 million, allegedly representing the trading value of the common shares that he sold back to the defendants, (ii) approximately $10.0 million for his sale of his voting preference stock and (iii) punitive damages. Sullivan also requests an order voiding the release he signed in favor of the defendants in connection with the termination agreement. The Company believes that the claims are without merit and that the Company's defenses are meritorious. The Company is also considering potential cross claims against Sullivan and is seeking a stay of the action in conjunction with a demand that the claims between the parties be resolved through arbitration.

Item 4.  Submission of Matters to Vote of Security Holders.

   Intentionally omitted as the registrants are wholly-owned subsidiaries of AT&T Wireless Services, Inc. and meet the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

   None.

Item 6.  Selected Financial Data.

   Intentionally omitted as the registrants are wholly-owned subsidiaries of AT&T Wireless Services, Inc. and meet the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

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

Overview

   Tritel was formed on April 23, 1998 by the controlling members of Airwave Communications, LLC and Digital PCS, LLC (Predecessor Company) to develop PCS markets in the south-central United States. On January 7, 1999, our Predecessor Company transferred substantially all of its assets and liabilities at historical cost to Tritel in exchange for stock in Tritel. Tritel continued the activities of its Predecessor Company and, for accounting purposes, this transaction was accounted for as a reorganization of the Predecessor Company into a C corporation and a name change to Tritel. Tritel and the Predecessor Company, together with Tritel's subsidiaries, are hereafter referred to collectively as the Company.

   Tritel began commercial operations during the fourth quarter of 1999. Prior to that time, Tritel was considered to be in the development stage.

   In anticipation of the acquisition of Tritel by TeleCorp PCS, Inc., a new holding company, TeleCorp-Tritel Holding Company (Holding Company), was formed in accordance with the Agreement and Plan of Reorganization and Contribution, as amended, dated as of February 28, 2000, among TeleCorp PCS, Inc., Tritel and AT&T Wireless Services, Inc. (the Merger). On November 13, 2000, each of TeleCorp PCS, Inc. and Tritel merged with and into newly-formed subsidiaries of Holding Company. TeleCorp PCS, Inc. and Tritel survived the Merger. Following the Merger, Holding Company was renamed TeleCorp PCS, Inc. (TeleCorp PCS) and the company formerly known as TeleCorp PCS, Inc. was renamed TeleCorp Wireless. The newly merged subsidiary Tritel retained its name.

   In accordance with the terms of the Merger, all of the capital stock of TeleCorp Wireless and Tritel was converted into the right to receive capital stock in TeleCorp PCS. As a result of the Merger, TeleCorp PCS was controlled by the former holders of the voting preference common stock of TeleCorp Wireless, namely, Gerald T. Vento and Thomas H. Sullivan who were the Company's chief executive officer and its executive vice president and chief financial officer, respectively, and TeleCorp Wireless and Tritel were both wholly-owned subsidiaries of TeleCorp PCS.

   On October 7, 2001, TeleCorp PCS, the parent of the Company, entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with AT&T Wireless Services, Inc. (AT&T Wireless) and TL Acquisition Corp., (the Merger
Sub) a direct wholly-owned subsidiary of AT&T Wireless. Pursuant to the Merger Agreement, the Merger Sub was merged with and into TeleCorp PCS with TeleCorp PCS continuing as the surviving corporation and becoming a wholly-owned subsidiary of AT&T Wireless (the AT&T Merger) on February 15, 2002. In addition, on February 15, 2002, TeleCorp PCS was merged into AT&T Wireless, with AT&T Wireless continuing as the surviving corporation and TeleCorp PCS ceasing to be a registrant with the SEC. At the time of the merger,

   . each issued and outstanding share of TeleCorp PCS's common stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series C and series E preferred stock was converted into and became exchangeable for a share of AT&T Wireless preferred stock that is substantially identical to the share of TeleCorp PCS preferred stock;

   . each issued and outstanding share of TeleCorp PCS's series A convertible preferred stock was converted into and became exchangeable for 82.9849 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series B preferred stock was converted into and became exchangeable for 81.2439 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series D preferred stock was converted into and became exchangeable for 27.6425 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series F and G preferred stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock; and

   . each issued and outstanding option to purchase a share of TeleCorp PCS's common stock was converted into and became exchangeable for 0.9 of an option to purchase a share of AT&T Wireless common stock.

   The Company provides digital wireless personal communications services to a licensed service area covering approximately 14.3 million people. As of December 31, 2001, the Company had more than 368,000 customers. Together with TeleCorp Wireless and Triton PCS, Inc., another AT&T Wireless affiliate, the Company operates under a common regional brand name, SunCom(R).

Critical Accounting Policies and Estimates

   Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that the critical accounting policies are limited to those described below. The following critical accounting policies should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this filing.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin Number 101 (SAB 101), "Revenue Recognition in Financial Statements." This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services.

   The majority of the Company's revenues are from providing wireless mobility services to the Company's subscribers as well as subscribers of other wireless carriers traveling in the Company's service area and the sale of equipment and accessories. Revenue is recognized when persuasive evidence of an arrangement exists (as provided by agreements or contracts executed), delivery has occurred or services have been rendered, prices are fixed and determinable and collection is reasonably assured.

   Wireless mobility services revenue consists of monthly recurring and non-recurring charges for activation, local, long distance, roaming and airtime used in excess of pre-subscribed usage. Activation revenue is billed upon initiation of service, recorded as deferred revenue, and recognized over the expected customer relationship period, but never less than the contractual period. The Company has determined the expected customer life to be four years. Direct incremental costs of activation are deferred, to the extent of the amount of deferred activation revenue, and amortized to expense over the expected customer relationship period. Any losses on activation are recognized immediately since we choose not to enforce customer contracts for the full term. Prepaid service revenue is collected in advance, recorded as deferred revenue, and recognized as service is provided.

   Roaming revenue consists of the airtime and long distance charged to the subscribers of other wireless carriers for use of the Company's network while traveling in the Company's service area and is recognized when the service is provided. Generally, airtime roaming and long distance charges are billed monthly and are recognized when service is provided.

   Equipment revenue, consisting of sales of handsets and accessories, is recognized upon delivery to the customer or distributor and when any related future obligations are no longer significant. Equipment revenue is a separate element since the handsets and accessories can be used on other wireless providers' networks and pricing information is readily available. The Company recognizes the cost of the equipment upon recognition of the equipment revenue. The cost of the handset is, and is expected to remain, higher than the sales price to a customer or distributor. The loss on the sale of equipment is recognized upon recognition of the revenue. The Company records as a cost of revenue an amount equal to the revenue on equipment sales. The excess costs of handsets are recorded as a selling and marketing expense.

   Included in "Accounts Receivable, net" on the Company's Consolidated Balance Sheets is an allowance for doubtful accounts. Generally, before the Company does business with a new subscriber, the Company has a credit check performed to determine if the subscriber has a satisfactory credit rating. Depending on the subscriber's credit rating, the Company may require a cash deposit from the subscriber prior to initiating service. The allowance for doubtful accounts is estimated by Senior management based on a percentage of the monthly accounts receivable aging with the percentage determined based on historical experience. Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will be potentially uncollectible. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes our allowance for doubtful accounts as of December 31, 2001 was adequate. However, no assurance can be given that actual write-offs will not exceed the recorded allowance.

   The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. An impairment loss is recognized when the carrying amount of the assets exceeds the fair value of the asset. The fair value of the asset is determined based on quoted market prices in an active market, if available, the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option pricing models, matrix pricing, appraisals and fundamental analysis. No such impairment losses have been recognized to date.

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill and other intangible assets with indefinite useful lives, on a prospective basis, will no longer be amortized. The Company believes PCS licenses and microwave relocation costs qualify as having indefinite useful lives and therefore will cease amortization on a prospective basis. The Company recognized pre-tax amortization of PCS licenses and microwave relocation costs of $7,500, that was recorded for the year ended December 31, 2001. The Company anticipates that the amounts that would have been recorded for the year ended December 31, 2002, would not be materially different than the amounts recorded during 2001. Goodwill and other indefinite-lived assets will be tested for impairment at least annually, based on a fair value comparison. Intangible assets which have finite useful lives will continue to be amortized over their respective useful lives. The Company was required to adopt this statement on January 1, 2002. Upon adoption, the Company completed a transitional impairment test related to their PCS licenses and microwave relocation costs and determined that no impairment existed.

   In the normal course of business, the Company is party to various claims and legal proceedings. The Company records an accrual for these matters when an adverse outcome is probable and the amount of potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, the Company does not believe that the resolution of these matters will have a material effect upon the Company's financial condition, results of operations or cash flows. However, no guarantee can be given that the resolution of these matters will not have a material effect upon the financial condition, results of operations or cash flows of the Company.

   The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company continues to operate at a loss or is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, a valuation allowance may have to be established against all or a significant portion of the deferred tax assets.

Contractual Obligations

   The following table illustrates the Company's contractual obligations:

                                        Payments Due By Period ($ in millions)
                                        ---------------------------------------
                                                          1-3    4-5   After 5
 Contractual Obligations        Total   Less than 1 year years  years   years
 -----------------------       -------- ---------------- ------ ------ --------
 Long-Term Debt............... $1,167.6      $ 5.6       $ 54.1 $ 73.8 $1,034.1
 Operating Leases.............    148.3       39.7         72.3   26.2     10.1
                               --------      -----       ------ ------ --------
 Total Contractual Obligations $1,315.9      $45.3       $126.4 $100.0 $1,044.2
                               ========      =====       ====== ====== ========

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

   Service revenue constituted the Company's largest component of revenue during the year ended December 31, 2001, at 70%. Roaming revenue and equipment revenue represented 23% and 7%, respectively. The Company expects that as its customer base grows, service revenue will become an even larger percentage of revenue, while roaming revenue and equipment revenue are expected to decline as a percentage of total revenue. Roaming minutes on the Company's network are expected to increase as AT&T Wireless (excluding the Company) and other carriers increase the number of customers on their networks. Under the Company's reciprocal roaming agreement with AT&T Wireless (the Company's parent company), its largest roaming partner, the amount the Company will receive and pay per roaming minute will decline for each of the next several years.

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

Cost of revenue

   . Equipment. The Company purchases personal communications handsets and accessories from third party vendors to resell to its customers or distributors for use in connection with its services. The cost of handsets is, and is expected to remain, higher than the resale price to the customer or distributors. The Company records as cost of revenue an amount approximately equal to its revenue on equipment sales. The Company records the excess cost of handsets as a selling and marketing expense. The Company does not manufacture any of this equipment.

   . Roaming Fees. The Company pays fees to other wireless communications companies based on airtime usage of its customers on other communications networks. It is expected that reciprocal roaming rates charged between the Company and other carriers will decrease, while, minutes are expected to increase. The Company does not have any significant minimum purchase requirements under these arrangements.

   . Clearinghouse Fees. The Company pays fees to an independent clearinghouse for processing its call data records and performing monthly inter-carrier financial settlements for all charges that the Company pays to other wireless companies when its customers use their network, and that other wireless companies pay to the Company when their customers use its network. The Company does not have any significant minimum purchase requirements under these arrangements. These fees are based on the number of call data records processed in a month.

   . Variable Interconnect. The Company pays monthly charges associated with the connection of the Company's network with other carriers' networks. These fees are based on minutes of use by the Company's customers. These fees are known as interconnection. The Company does not have any significant minimum purchase requirements under these arrangements.

   . Variable Long Distance. The Company pays monthly usage charges to other communications companies for long distance service provided to its customers. These variable charges are based on the Company's customers' usage, applied at pre-negotiated rates with the other carriers.

Operating expenses

   Operations and development. The Company's operations and development expense includes engineering operations and support, field technicians, network implementation support, product development, engineering management and non-cash stock compensation related to employees whose salaries are recorded within operations and development. This expense also includes monthly recurring charges directly associated with the maintenance of the Company's network facilities and equipment. Operations and development expense is expected to increase as the Company expands its coverage and adds customers, however, the Company expects that this expense will decrease as a percentage of total revenue in future periods.

   Selling and marketing. The Company's selling and marketing expense includes brand management, external communications, sales training, and all costs associated with retail distribution, direct, indirect, third party and telemarketing sales (primarily salaries, commissions and retail store rent) and non-cash stock compensation related to employees whose salaries are recorded within selling and marketing. The Company also records the excess cost of handsets over the resale price as a cost of selling and marketing. Selling and marketing expense is expected to increase as the Company expands its coverage and adds customers. However, the Company expects that this expense will decrease as a percentage of total revenue in future periods.

   General and administrative. The Company's general and administrative expense includes customer support, billing, information technology, finance, accounting and legal services and non-cash stock compensation related to employees whose salaries are recorded within general and administrative. Although the Company expects general and administrative expense to increase in future periods, the Company expects this expense will decrease as a percentage of total revenue.

   Depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method, generally over three to fifteen years, based upon estimated useful lives. Leasehold improvements are depreciated over the lesser of the useful lives of the assets or the term of the lease. Network development costs incurred to ready the Company's network for use are capitalized. Depreciation of network development costs begins when the network equipment is ready for its intended use and will be depreciated over its estimated useful life ranging from three to fifteen years. The Company began amortizing the cost of the PCS licenses, microwave relocation costs, and capitalized interest in the fourth quarter of 1999, when PCS services commenced in some of its basic trading areas. Microwave relocation entails transferring business and public safety companies from radio airwaves that overlap with the portion of the airwaves covered by the Company's business to other portions of the airwaves. Amortization of PCS licenses and microwave relocation is calculated using the straight-line method over 40 years. The Company's agreements with AT&T and AT&T Wireless are amortized on a straight-line basis over the related contractual terms, which range from three to twenty years. Amortization of the AT&T and AT&T Wireless exclusivity agreement, long distance agreement and the intercarrier roamer services agreement began once wireless services were available to the Company's customers. Amortization of the network membership license agreement began in January 1999, the date of the finalization of the initial AT&T transaction. See Recently Issued Accounting Standards for details associated with changes in accounting for indefinite lived intangible assets that are effective January 1, 2002.

   Non-cash stock compensation. The Company periodically issues restricted stock awards and stock option grants to its employees. Upon reaching a measurement date, the Company records deferred compensation equal to the difference between the exercise price and the fair value of the stock award. Deferred compensation is amortized to compensation expense over the related vesting period.

Other income (expense)

   Interest expense. Interest expense consists of interest due on the Company's senior credit facilities, senior subordinated discount notes, senior subordinated notes and debt owed to the U.S. government related to its licenses, net of amounts capitalized and amortization of deferred financing costs.

   Interest income and other. Interest income consists of interest earned on the Company's cash and cash equivalents and short-term investments.

   Loss on derivatives. Loss on derivatives consists of decreases in the fair value of the interest rate swaps used by the Company to hedge the effects of fluctuations in interest rates from its Senior Credit Facility.

Results of Operations

    Year ended December 31, 2001 Compared to Year ended December 31, 2000

Subscribers

   Net additions were 162,360 and 181,075 for the years ended December 31, 2001 and 2000, respectively. Total PCS subscribers were 368,035 and 205,675 as of December 31, 2001 and 2000, respectively. The slower growth in 2001 was due to unfavorable economic conditions as compared to 2000.

Revenue

   Revenue for the years ended December 31, 2001 and 2000 was $282.7 million and $123.8 million, respectively. Service revenue was $197.4 million and $75.2 million for the years ended December 31, 2001 and 2000, respectively. The increase in service revenue of $122.2 million was due to the net addition of 162,360 subscribers from January 1, 2001 to December 31, 2001, related to the launching of new markets. Roaming revenue was $66.3 million and $36.8 million for the years ended December 31, 2001 and 2000, respectively. The increase in roaming revenue of $29.5 million was due primarily to the additional cell sites integrated in 2001. Equipment revenue was $19.0 million and $11.8 million for the years ended December 31, 2001 and 2000, respectively. The equipment revenue increase of $7.2 million over 2000 was due primarily to the sales of handsets and related accessories in connection with increased gross additions during 2001.

Cost of revenue

   Cost of revenue was $82.7 million and $46.9 million for the years ended December 31, 2001 and 2000, respectively. The increase in cost of revenue of $35.8 million over 2000 was due primarily to additional roaming, interconnection and long distance expenses in connection with the Company's increased subscriber base and increases in equipment costs due to increased gross additions during 2001.

Operations and development

   Operations and development costs were $81.0 million and $68.5 million (including $1.2 million and $7.8 million of non-cash stock compensation) for the years ended December 31, 2001 and 2000, respectively. The increase, net of non-cash stock compensation, of $19.1 million over 2000 was primarily due to the development, growth of infrastructure and staffing and maintenance related to the support of the Company's network and network operations center.

Selling and marketing

   Selling and marketing costs were $117.8 million and $109.2 million (including $0.0 million and $7.5 million of non-cash stock compensation) for the years ended December 31, 2001 and 2000, respectively. The increase, net of non-cash stock compensation, of $16.1 million over 2000 was primarily due to the cost of acquiring the significantly increased gross additions in 2001. Costs associated with the Company's increased market base included advertising and promotion costs, commissions, handset rebates and the excess cost of handsets over the retail price.

General and administrative

   General and administrative expenses were $92.6 million and $197.4 million (including of $1.9 million and $117.5 million of non-cash stock compensation) for the years ended December 31, 2001 and 2000 respectively. The increase, net of non-cash stock compensation, of $10.8 million over 2000 was primarily due to the development and growth of infrastructure and staffing related to information technology, customer care and other administrative functions incurred in conjunction with managing the corresponding growth in the Company's subscriber base.

Depreciation and amortization

   Depreciation and amortization expenses were $136.3 million and $70.6 million for the years ended December 31, 2001 and 2000, respectively. The increase of $65.7 million over 2000 relates primarily to depreciation of the Company's property and equipment as well as the amortization of its PCS licenses and the AT&T and AT&T Wireless operating agreements.

Interest expense

   Interest expense was $116.1 million, net of capitalized interest of $2.5 million for the year ended December 31, 2001. Interest expense was $65.5 million, net of capitalized interest of $6.2 million for the year ended December 31, 2000. The increase of $50.6 million over 2000 relates primarily to a full year of interest expense on the Company's 10 3/8/% senior subordinated notes issued in January 2001. /

Interest income and other

   Interest income was $6.6 million and $22.5 million for the years ended December 31, 2001 and 2000, respectively. The decrease of $15.9 million over 2000 was due primarily to decreased cash levels in 2001 as compared to 2000.

Loss on derivatives

   Loss on derivatives were $8.3 and $0 million for the years ended December 31, 2001 and 2000, respectively. No loss was recorded in 2000, because the Company adopted the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Activities" (SFAS 133) effective January 1, 2001. As a result of the adoption of SFAS 133, the Company incurred a loss on derivatives due to the decrease in the fair value of the interest rate swaps used by the Company to hedge the effects of fluctuations in interest rates from its Senior Credit Facility.

Recently Issued Accounting Standards

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement provides accounting and reporting standards for business combinations initiated subsequent to June 30, 2001. All business combinations in the scope of this statement are to be accounted for under one method, the purchase method. The Company's adoption of this statement during 2001 did not have a material impact on the Company's results of operations, financial position or cash flow.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill and other intangible assets with indefinite useful lives, on a prospective basis, will no longer be amortized. The Company believes PCS licenses and microwave relocation costs qualify as having indefinite useful lives and therefore will cease amortization on a prospective basis. The Company recognized pre-tax amortization of PCS licenses and microwave relocation costs of $7.5 million, for the year ended December 31, 2001. The Company anticipates that the amounts that would have been recorded for the year ended December 31, 2002, would not be materially different than the amounts recorded during 2001. Goodwill and other indefinite-lived assets will be tested for impairment at least annually, based on a fair value comparison. Intangible assets which have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. The Company was required to adopt this statement on January 1, 2002. Upon adoption, the Company completed a transitional impairment test related to their PCS licenses and microwave relocation costs and determined that no impairment existed.

   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will be required to adopt this statement no later than January 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company's adoption of this statement on January 1, 2002, did not have a material impact on their results of operations, financial position or cash flows.

   In February 2002, the Emerging Issues Task Force (EITF) released Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The Company intends to apply the consensus of EITF Issue No. 01-09 as of January 1, 2002. This issue addresses the income statement classification, recognition and measurement for consideration given by a vendor to a customer including both resellers and end customers. The Company is in the process of determining the effects of adopting this standard.

Forward Looking Statements: Cautionary Statements

   Statements in this report expressing our expectations and beliefs of the Company regarding our future results of performance are forward-looking statements within the meaning of the Private Securities Litigation

Reform Act of 1995 that involve a number of risks and uncertainties. In particular, certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts constitute forward-looking statements. Although we believe that the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual future results may differ significantly from those stated in any forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   The Company is exposed to market risk from changes in interest rates that could impact its results of operations. The Company manages interest rate risk through a combination of fixed and variable rate debt.

   At December 31, 2001, the Company had the following debt instruments outstanding:

   . $100.0 million of term loan A and $200.0 million term loan B notes, which carried weighted average interest rates of 5.65% and 6.36%, respectively;

   . $277.5 million carrying value ($372.0 million at maturity) of the 12 3/4% senior subordinated discount notes due 2009; and

   . $45.6 million debt ($42.0 million discounted) to the Federal Communications Commission (FCC), due in quarterly installments from 2001 to 2007 bearing an interest rate of between 6.125%-7.0%, discounted to yield 10%.

   .   $450.0 million of 10 3/8% senior subordinated notes due 2011.

   The senior subordinated discount notes, the senior subordinated notes and FCC debt, are fixed interest rate debt securities and as a result are less sensitive to market rate fluctuations. However, the Company's A and B term loans outstanding under the senior credit facility and revolver amounts available under its senior credit facility agreements are variable interest rate debt securities.

   The Company uses fixed rate interest rate swaps to hedge the effect of fluctuations in interest rates from its senior credit facility. These transactions are classified as cash-flow hedging instruments pursuant to the definitions contained in Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which was adopted by the Company on January 1, 2001. The interest rate swaps are managed in accordance with the Company's policies and procedures. The Company does not enter into these transactions for trading purposes. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged, except that losses not expected to be recovered upon the completion of the hedged transaction are expensed. Gains or losses associated with interest rate swaps are computed as the difference between the interest expense per the amount hedged using the fixed rate compared to a floating rate over the term of the swap agreement. The fair value of the interest rate swaps is measured as the amount at which the swaps could be settled based on estimates obtained from dealers. As of December 31, 2001, the Company had entered into interest rate swap agreements totaling $200.0 million to convert the Company's variable rate debt to fixed rate debt.

   Subsequent to the AT&T Wireless merger, the following cash payments were made with respect to the Company's financial instruments:

   . $9.0 million payment for the cancellation of the Company's interest rate swap agreements,

   . $45.4 million payment to the Federal Communications Commission for outstanding principal, accrued interest and fees related to all outstanding indebtedness of the Company to the Federal Communications Commission,

   . $301.6 million payment for outstanding principal, accrued interest and fees related to all outstanding indebtedness of the Company for the senior credit facility, and

   . $1.3 million payment for cash collateral on the Company's behalf for a letter of credit.

   The following table provides information about the market risk exposure associated with the Company's long-term debt at maturity value of the debt and the market risk exposure associated with the interest rate swaps:

                                                          Expected Maturity
                                   -------------------------------------------------------------
                                                                                          Fair
                                   2002   2003   2004   2005   2006   Thereafter  Total   Value
                                   ----  ------  -----  -----  -----  ----------  ------  ------
                                                          (US$ in millions)
           Liabilities:
Long-Term Debt:
Face value of long-term fixed rate
  debt (a)........................ $1.1    $9.6  $10.4  $11.1  $11.9    $823.5(b) $867.6  $874.0(c)
Average interest rate (d).........  6.1%    6.9%   6.9%   6.9%   6.9%     11.4%
Face value of term loans A and B
  variable rate debt.............. $4.5   $13.9  $20.1  $23.3  $27.6    $210.6    $300.0  $300.0(f)
 Average interest rate (e)........  6.0%    5.8%   5.7%   5.7%   5.7%      6.3%
    Interest Rate Derivatives:
Interest rate swaps:
 Variable to fixed (g)............       $200.0                                   $200.0  $ (7.4)
 Average pay rate (h).............         5.29%                                    5.29%
 Average receive rate (h).........         1.91%                                    1.91%

--------
(a) Fixed rate debt consists of the FCC government debt, 10 3/8% senior subordinated notes and 123/4% senior subordinated discount notes.
(b) The total balance for all payments subsequent to 2006 includes the future principal payment of $372.0 million of 123/4% senior subordinated discount notes in 2009, $450.0 million of 10 3/8% senior subordinated notes, and $1.5 million of FCC debt due in quarterly installments through 2008.
(c) The fair value is based on the carrying value of the FCC debt of $42.0 million, the $316.7 million market value of the 123/4% senior subordinated discount notes priced at 9.6% on December 31, 2001, and the $515.3 million market value of the 10 3/8% senior subordinated notes priced at 7.29%.
(d) Average interest rate is calculated as the weighted average rate related to the repayments of debt instruments in the year indicated of maturity.
(e) The interest rate of the variable debt securities may and is expected to vary before maturity. The amount indicated is the current rate as of December 31, 2001.
(f) The fair value of variable rate debt instruments is expected to approximate the carrying value.
(g) Represents the total notional amount of the six swap agreements related to the senior credit facility.
(h) The average pay rate and average receive rate are based on the December 31, 2001 rate of variable rate tranche B debt less the fixed yield of 9.05%. These amounts may change due to fluctuations in the variable rate debt. The current swaps expire in 2002.

   The Company is not exposed to fluctuations in currency exchange rates since its operations are entirely within the United States and its territories and all of the Company's services are invoiced in U.S. dollars.

Item 8.  Financial Statements and Supplementary Data.

   Reference is made to the consolidated financial statements listed under the heading "Item 14. (a)(1) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Items 10, 11, 12 and 13.

   Intentionally omitted as the registrants are wholly-owned subsidiaries of AT&T Wireless Services, Inc. and meet the conditions set forth in General Instructions I(1) (a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements, Schedules and Exhibits.

   (1) Consolidated Financial Statements.

   The following consolidated financial statements and the Report of Independent Accountants related thereto are included in Item 8 above.

                                                                           Page
                                                                           ----
Report of Independent Accountants.........................................  F-2
Consolidated Balance Sheets...............................................  F-3
Consolidated Statements of Operations.....................................  F-4
Consolidated Statements of Changes in Members' and Stockholder's Equity...  F-5
Consolidated Statements of Cash Flows.....................................  F-6
Notes to Consolidated Financial Statements................................  F-8
Independent Auditors' Report.............................................. F-35

   (2) Financial Statement Schedules.

   None.

   (3) Exhibits.

   The following exhibits are filed with this report or incorporated by reference as set forth below.

   None.

(b)  Reports on Form 8-K.

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2002
                                       TRITEL, INC.

                                            /S/  MICHAEL G. KEITH, PRESIDENT
                                       By: ----------------------------------
                                              Michael G. Keith, President

Date: March 29, 2002
                                       SUBSIDIARY OF TRITEL, INC.
                                       TRITEL PCS, INC.

                                            /S/  MICHAEL G. KEITH, PRESIDENT
                                       By: ----------------------------------
                                              Michael G. Keith, President

Date: March 29, 2002
                                       SUBSIDIARY OF TRITEL PCS, INC.
                                       TRITEL COMMUNICATIONS, INC.

                                            /S/  MICHAEL G. KEITH, PRESIDENT
                                       By: ----------------------------------
                                              Michael G. Keith, President

Date: March 29, 2002
                                       SUBSIDIARY OF TRITEL PCS, INC.
                                       TRITEL FINANCE, INC.

                                             /S/  MICHAEL G. KEITH, PRESIDENT
                                       By: ----------------------------------
                                              Michael G. Keith, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities indicated, as of the dates indicated.

            Signature                          Title
            ---------                          -----

      /S/  MICHAEL G. KEITH        President, Director, Tritel
----------------------------------   Communications, Inc.,
         Michael G. Keith            Tritel Finance, Inc.

        /S/  MARK GUNNING          Senior Vice President and
----------------------------------   Chief Financial Officer
           Mark Gunning

            Signature                          Title
            ---------                          -----

      /S/  ERROL A. HARRIS         Director, Tritel, Inc.
----------------------------------
         Errol A. Harris

     /S/  GREGORY P. LANDIS        Director, Tritel, Inc.,
----------------------------------   Tritel PCS, Inc., Tritel
        Gregory P. Landis            Communications, Inc.,
                                     Tritel Finance, Inc.

    /S/  TIMOTHY L. MCLAUGHLIN     Director, Tritel, Inc.,
----------------------------------   Tritel PCS, Inc., Tritel
      Timothy L. McLaughlin          Communications, Inc.,
                                     Tritel Finance, Inc.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                 TRITEL, INC.

  Report of Independent Accountants......................................  F-2
  Consolidated Balance Sheets............................................  F-3
  Consolidated Statements of Operations..................................  F-4
  Consolidated Statements of Changes In Members' and Stockholder's Equity  F-5
  Consolidated Statements of Cash Flows..................................  F-6
  Notes to Consolidated Financial Statements.............................  F-8
  Independent Auditors' Report........................................... F-41

                       Report of Independent Accountants

To the Board of Directors and Stockholder of Tritel, Inc.

   In our opinion, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Tritel, Inc. (the Company) at December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
March 13, 2002

                                 TRITEL, INC.

                          CONSOLIDATED BALANCE SHEETS
                    ($ in thousands, except per share data)

                                                                                         December 31,
                                                                                   -----------------------
                                                                                      2000        2001
                                                                                   ----------  -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents...................................................... $   11,959  $   145,332
   Due from affiliates............................................................      2,106           --
   Accounts receivable, net.......................................................     14,723       34,658
   Inventory, net.................................................................     18,818        9,216
   Net assets held for sale.......................................................     23,961           --
   Prepaid expenses and other current assets......................................      6,485       10,296
                                                                                   ----------  -----------
       Total current assets.......................................................     78,052      199,502
                                                                                   ----------  -----------
Restricted cash...................................................................      4,194        1,858
Property and equipment, net.......................................................    568,035      611,360
PCS licenses and microwave relocation costs, net..................................    290,101      310,563
Intangible assets--AT&T agreements and other, net.................................     53,785       98,438
Other assets......................................................................     33,251       35,320
                                                                                   ----------  -----------
       Total assets............................................................... $1,027,418  $ 1,257,041
                                                                                   ==========  ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Revolving credit facility...................................................... $   60,000  $        --
   Accounts payable...............................................................     64,447       19,276
   Accrued expenses and other.....................................................     45,437       72,413
   Accrued interest...............................................................      1,963       22,645
   Long-term debt--current portion................................................      2,285        5,567
                                                                                   ----------  -----------
       Total current liabilities..................................................    174,132      119,901
                                                                                   ----------  -----------
Non-current liabilities:
   Long-term debt.................................................................    596,186    1,063,954
   Deferred income taxes..........................................................     25,461       25,461
   Accrued expenses and other.....................................................     28,601       44,842
                                                                                   ----------  -----------
       Total liabilities..........................................................    824,380    1,254,158
                                                                                   ----------  -----------
Commitments and contingencies
Stockholder's equity:
   Common stock, par value $0.01 per share, 3,000 shares authorized: 1,000 shares
     issued and outstanding at December 31, 2000 and 2001.........................         --           --
   Additional paid in capital.....................................................    880,406    1,021,769
   Deferred compensation..........................................................     (3,386)        (345)
   Accumulated deficit............................................................   (673,982)  (1,018,541)
                                                                                   ----------  -----------
       Total stockholder's equity.................................................    203,038        2,883
                                                                                   ----------  -----------
       Total liabilities and stockholder's equity................................. $1,027,418  $ 1,257,041
                                                                                   ==========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 TRITEL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               ($ in thousands)

                                                                              Years Ended December 31,
                                                                          -------------------------------
                                                                            1999       2000       2001
                                                                          ---------  ---------  ---------
Revenues:
   Service............................................................... $   1,186  $  75,207  $ 197,357
   Roaming...............................................................     3,421     36,832     66,333
   Equipment.............................................................     2,152     11,765     18,988
                                                                          ---------  ---------  ---------
       Total revenues....................................................     6,759    123,804    282,678
                                                                          ---------  ---------  ---------
Operating expenses:
   Cost of revenue.......................................................     3,074     46,906     82,651
   Operations and development (including non-cash stock compensation
     of $10,654, $7,845 and $1,181, respectively)........................    29,113     68,485     81,005
   General and administrative (including non-cash stock compensation of
     $167,624, $117,544 and $1,860, respectively)........................   190,539    197,371     92,559
   Selling and marketing (including non-cash stock compensation of
     $12,386, $7,475 and $0, respectively)...............................    36,682    109,236    117,766
   Depreciation and amortization.........................................    12,839     70,618    136,285
                                                                          ---------  ---------  ---------
       Total operating expenses..........................................   272,247    492,616    510,266
                                                                          ---------  ---------  ---------
   Operating loss........................................................  (265,488)  (368,812)  (227,588)
Other income (expense):
Interest expense.........................................................   (27,200)   (65,514)  (116,092)
Interest income and other................................................    16,791     22,458      6,568
Loss on derivatives......................................................        --         --     (8,254)
                                                                          ---------  ---------  ---------
   Net loss before income taxes..........................................  (275,897)  (411,868)  (345,366)
Income tax benefit.......................................................    28,443        244         --
                                                                          ---------  ---------  ---------
   Net loss before cumulative effect of a change in accounting principle.  (247,454)  (411,624)  (345,366)
Cumulative effect of a change in accounting principle, net of taxes......        --         --        807
                                                                          ---------  ---------  ---------
   Net loss.............................................................. $(247,454) $(411,624) $(344,559)
                                                                          =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 TRITEL, INC.

    CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' AND STOCKHOLDER'S EQUITY
                               ($ in thousands)



                                                                                               Preferred  Common   Contributed
                                                                                                 Stock    Stock      Capital
                                                                                               ---------  -------  -----------
                                                                                                Amount    Amount
Balance at December 31, 1998.................................................................. $      --  $    --   $ 13,497
Conversion of debt to members' equity in Predecessor Company..................................        --       --      8,976
Series C Preferred Stock issued to Predecessor Company, including distribution of assets and
 liabilities..................................................................................    17,193       --    (22,473)
Series C Preferred Stock issued in exchange for cash..........................................   163,370       --         --
Payment of preferred stock issuance costs.....................................................    (8,507)      --         --
Series C Preferred Stock issued to Central Alabama in exchange for net assets.................     2,602       --         --
Series D Preferred Stock issued to AT&T Wireless in exchange for licenses and other agreements    46,374       --         --
Grant of unrestricted rights in common stock to officer.......................................        --       --         --
Conversion of preferred stock into common stock...............................................  (174,658)     783         --
Sale of common stock, net of issuance costs of $15,338........................................        --      288         --
Compensation expense related to restricted
  stock awards and stock options..............................................................        --       --         --
Accrual of dividends on Series A redeemable preferred stock...................................        --       --         --
Net loss......................................................................................        --       --         --
                                                                                               ---------  -------   --------
Balance at December 31, 1999..................................................................    46,374    1,071         --
Stock issuance costs..........................................................................        --       --         --
Exercise of stock options.....................................................................        --       --         --
Deferred compensation expense related to restricted stock awards and stock options............        --       --         --
Compensation expense related to restricted stock awards.......................................        --       --         --
Accrual of dividends on Series A redeemable preferred stock...................................        --       --         --
Common stock issued in exchange for Federal Communication Commission licenses.................        --       15         --
Repurchase and retirement of shares of Voting Preference Stock................................        --       --         --
Recapitalization as a result of acquisition by TeleCorp PCS, Inc..............................   (46,374)  (1,086)        --
Net loss......................................................................................        --       --         --
                                                                                               ---------  -------   --------
Balance at December 31, 2000..................................................................        --       --         --
Compensation expense related to restricted stock awards and stock options.....................        --       --         --
Receipt of capital contribution from TeleCorp PCS, Inc........................................        --       --         --
Net loss......................................................................................        --       --         --
                                                                                               ---------  -------   --------
Balance at December 31, 2001.................................................................. $      --  $    --   $     --
                                                                                               =========  =======   ========

                                                                                               Additional
                                                                                                Paid in      Deferred
                                                                                                Capital    Compensation
                                                                                               ----------  ------------

Balance at December 31, 1998.................................................................. $       --    $     --
Conversion of debt to members' equity in Predecessor Company..................................         --          --
Series C Preferred Stock issued to Predecessor Company, including distribution of assets and
 liabilities..................................................................................         --          --
Series C Preferred Stock issued in exchange for cash..........................................         --          --
Payment of preferred stock issuance costs.....................................................         --          --
Series C Preferred Stock issued to Central Alabama in exchange for net assets.................         --          --
Series D Preferred Stock issued to AT&T Wireless in exchange for licenses and other agreements         --          --
Grant of unrestricted rights in common stock to officer.......................................      4,500          --
Conversion of preferred stock into common stock...............................................    173,875          --
Sale of common stock, net of issuance costs of $15,338........................................    242,238
Compensation expense related to restricted
  stock awards and stock options..............................................................    190,664          --
Accrual of dividends on Series A redeemable preferred stock...................................     (8,918)         --
Net loss......................................................................................         --          --
                                                                                               ----------    --------
Balance at December 31, 1999..................................................................    602,359          --
Stock issuance costs..........................................................................       (195)         --
Exercise of stock options.....................................................................      1,258          --
Deferred compensation expense related to restricted stock awards and stock options............     79,659     (79,659)
Compensation expense related to restricted stock awards.......................................     56,591      76,273
Accrual of dividends on Series A redeemable preferred stock...................................     (7,883)         --
Common stock issued in exchange for Federal Communication Commission licenses.................      3,688          --
Repurchase and retirement of shares of Voting Preference Stock................................    (10,000)         --
Recapitalization as a result of acquisition by TeleCorp PCS, Inc..............................    154,929          --
Net loss......................................................................................         --          --
                                                                                               ----------    --------
Balance at December 31, 2000..................................................................    880,406      (3,386)
Compensation expense related to restricted stock awards and stock options.....................         --       3,041
Receipt of capital contribution from TeleCorp PCS, Inc........................................    141,363          --
Net loss......................................................................................         --          --
                                                                                               ----------    --------
Balance at December 31, 2001.................................................................. $1,021,769    $   (345)
                                                                                               ==========    ========

                                                                                                              Member's
                                                                                                                 and
                                                                                               Accumulated  Stockholder's
                                                                                                 Deficit       Equity
                                                                                               -----------  -------------

Balance at December 31, 1998.................................................................. $   (15,480)   $  (1,983)
Conversion of debt to members' equity in Predecessor Company..................................          --        8,976
Series C Preferred Stock issued to Predecessor Company, including distribution of assets and
 liabilities..................................................................................         576       (4,704)
Series C Preferred Stock issued in exchange for cash..........................................          --      163,370
Payment of preferred stock issuance costs.....................................................          --       (8,507)
Series C Preferred Stock issued to Central Alabama in exchange for net assets.................          --        2,602
Series D Preferred Stock issued to AT&T Wireless in exchange for licenses and other agreements          --       46,374
Grant of unrestricted rights in common stock to officer.......................................          --        4,500
Conversion of preferred stock into common stock...............................................          --           --
Sale of common stock, net of issuance costs of $15,338........................................          --      242,526
Compensation expense related to restricted
  stock awards and stock options..............................................................          --      190,664
Accrual of dividends on Series A redeemable preferred stock...................................          --       (8,918)
Net loss......................................................................................    (247,454)    (247,454)
                                                                                               -----------    ---------
Balance at December 31, 1999..................................................................    (262,358)     387,446
Stock issuance costs..........................................................................          --         (195)
Exercise of stock options.....................................................................          --        1,258
Deferred compensation expense related to restricted stock awards and stock options............          --           --
Compensation expense related to restricted stock awards.......................................          --      132,864
Accrual of dividends on Series A redeemable preferred stock...................................          --       (7,883)
Common stock issued in exchange for Federal Communication Commission licenses.................          --        3,703
Repurchase and retirement of shares of Voting Preference Stock................................          --      (10,000)
Recapitalization as a result of acquisition by TeleCorp PCS, Inc..............................          --      107,469
Net loss......................................................................................    (411,624)    (411,624)
                                                                                               -----------    ---------
Balance at December 31, 2000..................................................................    (673,982)     203,038
Compensation expense related to restricted stock awards and stock options.....................          --        3,041
Receipt of capital contribution from TeleCorp PCS, Inc........................................          --      141,363
Net loss......................................................................................    (344,559)    (344,559)
                                                                                               -----------    ---------
Balance at December 31, 2001.................................................................. $(1,018,541)   $   2,883
                                                                                               ===========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 TRITEL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)

                                                                                                For the years ended December 31,
                                                                                                -------------------------------
                                                                                                  1999       2000       2001
                                                                                                ---------  ---------  ---------
Cash flows from operating activities:
   Net loss.................................................................................... $(247,454) $(411,624) $(344,559)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Financing costs..........................................................................     2,230         --         --
      Depreciation and amortization............................................................    12,839     70,618    136,285
      Stock-based compensation and grant of unrestricted rights in common stock to officer.....   195,164    132,864      3,041
      Amortization of discount on debt and debt issue costs....................................    10,608     30,207     37,769
      Provision for bad debts..................................................................        42      4,436      8,514
      Deferred income tax benefit..............................................................   (28,443)      (244)        --
      Loss on derivatives, net of cumulative effect of change in accounting principle..........        --         --      7,447
      Loss on sale of assets...................................................................        --         --      3,467
      Changes in operating assets and liabilities:
         Accounts receivable...................................................................    (5,082)   (13,955)   (28,449)
         Inventory.............................................................................    (8,957)    (9,861)     9,602
         Accounts payable and accrued expenses.................................................    24,659     24,612     51,215
         Other current assets and liabilities..................................................    (6,681)    (3,442)    (4,922)
                                                                                                ---------  ---------  ---------
            Net cash used in operating activities..............................................   (51,075)  (176,389)  (120,590)
                                                                                                ---------  ---------  ---------
Cash flows from investing activities:
   Capital expenditures........................................................................  (172,448)  (395,017)  (195,216)
   Capitalized interest on network construction and Federal Communications Commission
    licensing costs............................................................................   (13,623)    (3,355)    (1,679)
   Purchase of PCS licenses and other assets...................................................        --    (67,000)   (20,140)
   Proceeds from sale of Federal Communications Commission licenses............................        --         --      8,497
   Advance under notes receivable..............................................................    (7,550)        --         --
   (Increase) decrease in restricted cash......................................................    (6,594)     2,400      2,336
   Other.......................................................................................      (614)    (7,573)     2,228
                                                                                                ---------  ---------  ---------
            Net cash used in investing activities..............................................  (200,829)  (470,545)  (203,974)
                                                                                                ---------  ---------  ---------
Cash flows from financing activities:
   Proceeds from (repayment of) revolving credit facility......................................        --     60,000    (60,000)
   Proceeds from issuance of long-term debt....................................................   300,000         --    450,000
   Repayment of long-term debt.................................................................        --     (1,240)    (1,942)
   Proceeds from senior subordinated discount notes............................................   200,240         --         --
   Repayments of notes payable.................................................................   (22,100)        --         --
   Payment of stock issuance costs.............................................................    (8,507)      (195)        --
   Payment of debt issuance costs and other deferred charges...................................   (30,202)      (199)   (15,121)
   Proceeds from vendor discount...............................................................    15,000         --         --
   Issuance of preferred stock.................................................................   163,370         --         --
   Issuance of common stock, net of issuance costs.............................................   242,526         --         --
   Proceeds from capital contribution from TeleCorp PCS........................................        --         --     75,000
   Proceeds from loan from Telecorp PCS........................................................        --         --     10,000
   Proceeds from exercise of stock options.....................................................        --      1,258         --
   Repurchase of voting preference stock.......................................................        --    (10,000)        --
                                                                                                ---------  ---------  ---------
            Net cash provided by financing activities..........................................   860,327     49,624    457,937
                                                                                                ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents...........................................   608,423   (597,310)   133,373
Cash and cash equivalents at beginning of period...............................................       846    609,269     11,959
                                                                                                ---------  ---------  ---------
Cash and cash equivalents at end of period..................................................... $ 609,269  $  11,959  $ 145,332
                                                                                                =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 TRITEL, INC.

                               ($ in thousands)

                                                              Years Ended December 31,
                                                              ------------------------
                                                                1999    2000    2001
                                                              -------- ------- -------
Supplemental Disclosures
Cash paid for income taxes................................... $     -- $    -- $    --
Cash paid for interest, net of amounts capitalized...........   14,362  35,307  57,510
Significant non-cash investing and financing activities:
   Capitalized interest and discount on debt.................   10,062   2,871     795
   Capital expenditures included in accounts payable.........   81,913  50,144  48,018
   Preferred stock issued in exchange for assets and
    liabilities..............................................  156,837      --      --
   Capital contribution of time extension to the network
    membership licensing agreement by TeleCorp PCS Inc.......       --      --  66,363



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

   In anticipation of the acquisition of Tritel, by TeleCorp PCS, Inc., a new holding company, TeleCorp-Tritel Holding Company (Holding Company), was formed in accordance with the Agreement and Plan of Reorganization and Contribution, as amended, dated as of February 28, 2000, among TeleCorp PCS, Inc., Tritel and AT&T Wireless Services, Inc. (the Merger). On November 13, 2000, each of TeleCorp PCS, Inc. and Tritel merged with and into newly-formed subsidiaries of Holding Company. TeleCorp PCS, Inc. and Tritel survived the Merger. Following the Merger, Holding Company was renamed TeleCorp PCS, Inc. (TeleCorp PCS) and the company formerly known as TeleCorp PCS, Inc. was renamed TeleCorp Wireless. The newly merged subsidiary Tritel retained its name.

   In accordance with the terms of the Merger, all of the capital stock of TeleCorp Wireless and Tritel was converted into the right to receive capital stock in TeleCorp PCS. As a result of the Merger, TeleCorp PCS was controlled by the former holders of the voting preference common stock of TeleCorp Wireless, namely, Gerald T. Vento and Thomas H. Sullivan who were the Company's chief executive officer and its executive vice president and chief financial officer, respectively, and TeleCorp Wireless and Tritel were both wholly-owned subsidiaries of TeleCorp PCS.

   On October 7, 2001, TeleCorp PCS, the parent of the Company, entered into a definitive Agreement and Plan of Merger (the Merger Agreement) with AT&T Wireless Services, Inc. (AT&T Wireless) and TL Acquisition Corp. (the Merger
Sub), a direct wholly-owned subsidiary of AT&T Wireless. Pursuant to the Merger Agreement, the Merger Sub was merged with and into TeleCorp PCS with TeleCorp PCS continuing as the surviving corporation and becoming a wholly-owned subsidiary of AT&T Wireless (the AT&T Merger) on February 15, 2002. In addition, on February 15, 2002, TeleCorp PCS was merged into AT&T Wireless, with AT&T Wireless continuing as the surviving corporation with TeleCorp PCS ceasing to exist as a registrant with the SEC. At the time of the merger,

   . each issued and outstanding share of TeleCorp PCS's common stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series C and series E preferred stock was converted into and became exchangeable for a share of AT&T Wireless preferred stock that is substantially identical to the share of TeleCorp PCS preferred stock;

   . each issued and outstanding share of TeleCorp PCS's series A convertible preferred stock was converted into and became exchangeable for 82.9849 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series B preferred stock was converted into and became exchangeable for 81.2439 shares of AT&T Wireless common stock;

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


   . each issued and outstanding share of TeleCorp PCS's series D preferred stock was converted into and became exchangeable for 27.6425 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series F and G preferred stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock; and

   . each issued and outstanding option to purchase a share of TeleCorp PCS's common stock was converted into and became exchangeable for 0.9 of an option to purchase a share of AT&T Wireless common stock.
   The Company is a wholly owned subsidiary of AT&T Wireless, providing digital wireless personal communication services, or PCS, to licensed service areas covering approximately 14.3 million people in the south-central United States. As of December 31, 2001, the Company had 368,035 customers.
   The Company's licensed markets cover a contiguous geographic area, including eight of the 100 largest metropolitan areas in the United States. The Company's major markets include: Birmingham and Mobile, Alabama; Louisville and Lexington, Kentucky; Chattanooga, Nashville and Knoxville, Tennessee; and Jackson, Mississippi. The Company believes that these are attractive markets for providing wireless communications services because they contain major population and business centers, as well as traffic corridors, that generate significant wireless telephone usage.

2.  Merger with TeleCorp PCS, Inc.

   The Merger resulted in the exchange of 100% of the outstanding common and preferred stock of the Company and TeleCorp Wireless for common and preferred stock of TeleCorp PCS, Inc. After the merger Tritel issued 1,000 shares of common stock at a par value of $0.01 per share issued, outstanding and owned by TeleCorp PCS, Inc. The historical carrying value of the redeemable preferred stock, the preferred stock and the common stock including additional paid-in capital were accounted for as common stock and additional paid-in capital of the Company after the merger. The purchase accounting adjustments as a result of the merger have not been "pushed-down" to Tritel. Therefore, these financial statements are presented on a historical basis.

3.  Summary of Significant Accounting Policies

   Risks and Uncertainties

   The Company has historically incurred significant operating losses and generated negative cash flow from operating activities while it constructed its network and developed its customer base. The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. These factors include: (1) the cost of constructing its network, (2) changes in technology, (3) changes in governmental regulations, (4) the level of demand for wireless communications services, (5) the product offerings, pricing strategies and other competitive factors of the Company's competitors and (6) general economic conditions. If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow or achieve or sustain profitability which would materially adversely affect its business, operations and financial results as well as its ability to make payments on its debt obligations.

   Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tritel PCS, Inc. ("Tritel PCS"); Tritel A/B Holding Corp.; Tritel C/F Holding Corp.; Tritel Communications, Inc.; Tritel Finance, Inc.; and others. All intercompany accounts and transactions have been eliminated in consolidation.

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


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

   Fair Value of Financial Instruments

   Financial instruments of the Company include cash and cash equivalents, accounts receivable, accounts payable and debt. The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The fair value of the Company's debt obligations approximates $1,174,000 as compared to a carrying value of $1,069,521. The fair value of the Company's debt obligations are determined by market quotations, principal liquidation balances and management estimates.

   Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company sells products and services to various customers throughout the south-central United States. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses.

   For the years ended December 31, 1999, 2000 and 2001, no one customer accounted for 10% or more of total revenues or accounts receivable.

   Cash Equivalents

   The Company considers all highly liquid instruments with an original maturity from purchase date of three months or less to be cash equivalents. Cash equivalents consist of overnight sweep accounts and U.S. Treasury obligations.

   Inventory

   Inventory, consisting of handsets and accessories, is valued at the lower of average cost or market and is recorded net of an allowance for obsolescence, if required.

   Restricted Cash

   On March 31, 1999, the Company entered into a deposit agreement with Toronto Dominion (Texas), Inc., as administrative agent, on behalf of the depository bank and the banks and other financial institutions who are a party to the senior credit facility described in Note 12. Under the terms of the agreement, the Company has placed on deposit $4,194 and $1,858 at December 31, 2000 and 2001 with the depository bank, which will be used for the payment of interest and/or commitment fees due under the bank facility.

   Property and Equipment and Network Under Development

   Property and equipment are recorded at cost and depreciation is computed using the straight-line method over the following estimated useful lives:

              Computer hardware and
                software............... 3 years
              Network under development 5 to 15 years upon
                and wireless network... commencement of service
              Internal use software.... 3 years
              Furniture, fixtures and
                office equipment....... 5 years
              Leasehold improvements... Lesser of useful life or
                                        lease term

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


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

   The Company began amortizing the cost of the PCS licenses, microwave relocation costs, and capitalized interest as PCS services commenced in each Basic Trading Area or BTA. Amortization is calculated using the straight-line method over 40 years. See Recently Issued Accounting Standards for changes in accounting and reporting of indefinite lived intangible assets effective January 1, 2002.

   Intangible Assets--AT&T Agreements and other

   The AT&T Agreements consist of the fair value of various agreements with AT&T. The AT&T Agreements are amortized on a straight-line basis over the related contractual terms, which range from ten to twenty years.

   Long-Lived Assets

   The Company periodically evaluates the recoverability of the carrying value of its long-lived assets. The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and future and undiscounted cash flows expected to result from the use of these assets. An impairment loss is recognized when the carrying amount of the assets exceeds the fair value of the asset. The fair value of the asset is determined based on quoted market prices in an active market, if available, the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option pricing models, matrix pricing, appraisals and fundamental analysis. No such impairment losses have been recognized to date. See Recently Issued Accounting Standards for changes in assessing long-lived assets effective January 1, 2002.

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


   Interest Capitalization

   The Company capitalizes interest expense related to the construction or purchase of certain assets including its Federal Communications Commission licenses which constitute activities preliminary to the commencement of the planned principal operations. Interest capitalized in the years ended December 31, 1999, 2000, and 2001 was $23,685, $6,226, and $2,474, respectively.

   Deferred Financing Costs

   Deferred finance costs are capitalized and amortized as a component of interest expense over the term of the related debt. Deferred finance costs are included in Other Assets on the Consolidated Balance Sheet.

   Revenue Recognition

   In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin Number 101 (SAB 101), "Revenue Recognition in Financial Statements." This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. This bulletin became effective and was adopted by the Company in 2000 and did not have a material impact on the Company's operations, financial position or cash flows.

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

   Equipment revenue, consisting of sales of handsets and accessories, is recognized upon delivery to the customer or distributor and when any related future obligations is no longer significant. Equipment revenue is a separate element since the handsets and accessories can be used on other wireless providers' networks and pricing information is readily available. The Company recognizes the cost of the equipment upon recognition of the equipment revenue. The cost of the handset is, and is expected to remain, higher than the sales price to a customer or distributor. The loss on the sale of equipment is recognized upon recognition of the revenue.

   Advertising Costs

   The Company expenses production costs of print, radio and television advertisements and other advertising costs as such costs are incurred. Advertising costs totaled $6,238, $17,156 and $22,789 for the years ended December 31, 1999, 2000 and 2001, respectively.

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


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

   Accounting for Stock-Based Compensation

   SFAS No. 123, "Accounting for Stock-Based Compensation," requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under provisions of SFAS No. 123, to continue to account for employee stock-based compensation under Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees". The Company discloses in the financial statements the pro forma net loss as if the Company had applied the method of accounting prescribed by SFAS No. 123.

   The Company periodically issues restricted stock awards and stock option grants to its employees. Upon reaching a measurement date, the Company records deferred compensation equal to the difference between the exercise price and the estimated market value of the stock award. Deferred compensation is amortized to compensation expense over the related vesting period.

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

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The Company uses certain derivative financial instruments that did not meet the criteria to be designated for hedge accounting. The Company recorded as of January 1, 2001 an asset of $807 which represents an estimated fair value of the derivative instruments along with a one-time after tax benefit of $807 as a cumulative effect of accounting change. For the year ended December 31, 2001, the Company recognized a loss of $8,254 reported as "loss on derivatives" in the statement of operations, which represented the change in the fair value of the derivatives.

   See Subsequent Event footnote located elsewhere within these financial statement footnotes for additional information on interest rate swaps.

   Segment Reporting

   The Company presently operates in a single business segment as a provider of wireless mobility services in its licensed regions primarily in the south-central United States. The Company operates in various Major Trading Areas including Chattanooga, Nashville and Knoxville, Tennessee; Jackson, Mississippi; Birmingham and Mobile, Alabama; and Louisville and Lexington, Kentucky.

   Reclassifications

   Certain amounts in the 1999 and 2000 consolidated financial statements have been reclassified to conform with the presentation of the consolidated financial statements as of and for the year ended December 31, 2001.

   Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." This statement provides accounting and reporting standards for business combinations initiated subsequent to June 30, 2001. All business combinations in the scope of this statement are to be accounted for under one method, the purchase method. The Company's adoption of this statement during 2001 did not have a material impact on the Company's results of operations, financial position or cash flow.

   In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement provides accounting and reporting standards for intangible assets acquired individually, with a group of other assets, or as part of a business combination. This statement addresses how acquired goodwill and other intangible assets are to be accounted for after they have been initially recognized in the financial statements. Under this statement, goodwill and other intangible assets with indefinite useful lives, on a prospective basis, will no longer be amortized. The Company believes PCS licenses and microwave relocation costs qualify as having indefinite useful lives and therefore will cease amortization on a prospective basis. The Company recognized pre-tax amortization of PCS licenses and microwave relocation costs of $7,484, for the year ended December 31, 2001. The Company anticipates that the amounts that would have been recorded for the year ended December 31, 2002, would not be materially different than the amounts recorded during 2001. Goodwill and other indefinite-lived assets will be tested for impairment at least annually, based on a fair value comparison. Intangible assets which have finite useful lives will continue to be amortized over their respective useful lives. This statement also requires expanded disclosure for goodwill and other intangible assets. The Company was required to adopt this statement on January 1, 2002. Upon adoption, the Company completed a transitional impairment test related to their PCS licenses and microwave relocation costs and determined that no impairment existed.

                                 TRITEL, INC.

                    ($ in thousands, except per share data)

   In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will be required to adopt this statement no later than January 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company's adoption of this statement on January 1, 2002, did not have a material impact on their results of operations, financial position or cash flows.

   In February 2002, the Emerging Issues Task Force (EITF) released Issue No.01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The Company intends to apply the consensus of EITF Issue No. 01-09 as of January 1, 2002. This issue addresses the income statement classification, recognition and measurement for consideration given by a vendor to a customer including both resellers and end customers. The Company is in the process of determining the effects of adopting this standard.

4.  Accounts Receivable

   Accounts receivables consists of the following:

                                                               December 31,
                                                             ----------------
                                                              2000     2001
                                                             -------  -------
 Accounts receivable........................................ $17,444  $37,874
 Allowance for doubtful accounts............................  (2,721)  (3,216)
                                                             -------  -------
                                                             $14,723  $34,658
                                                             =======  =======

   Bad debt expense for the years ended December 31, 1999, 2000 and 2001 was $42, $4,436 and $8,514, respectively.

5.  Inventory

   Inventory consists of the following:

                                                                December 31,
                                                              ---------------
                                                               2000     2001
                                                              -------  ------
  Handsets................................................... $18,097  $9,360
  Accessories................................................     758     705
  Allowance for obsolescence.................................     (37)   (849)
                                                              -------  ------
  Total inventory............................................ $18,818  $9,216
                                                              =======  ======

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


6.  Net Assets Held For Sale

   In September 2001, the Company completed a sale of PCS licenses in Florida and southern Georgia for $8,497 in cash and a transfer of $10,263 in debt. Additionally, in November 2001, the Company sold certain property and equipment for $675 in cash. The Company recognized a loss on the sale of PCS licenses and property and equipment of $112 and $3,355, respectively, which are included in Interest Income and Other in the consolidated statement of operations. The PCS licenses and property and equipment sold had been recorded as assets held for sale in the consolidated balance sheet. The remaining net assets held for sale were transferred into property and equipment during 2001 as the Company had begun utilizing these assets for their intended use.

7.  Property and Equipment

   Property and equipment consists of the following:

                                                      December 31,
                                                  -------------------
                                                    2000      2001
                                                  --------  ---------
         Wireless network........................ $598,662  $ 737,056
         Computer hardware and software..........   16,794     23,136
         Furniture, fixtures and office equipment    8,564      9,468
         Leasehold improvements..................   10,802     13,133
                                                  --------  ---------
                                                   634,822    782,793
         Accumulated depreciation................  (66,787)  (171,433)
                                                  --------  ---------
                                                  $568,035  $ 611,360
                                                  ========  =========

   Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $6,668, $60,012, and $107,092, respectively.

8.  PCS Licenses and Microwave Relocation Costs

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

                                 TRITEL, INC.

                    ($ in thousands, except per share data)

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

   On December 29, 2000, the Company completed the purchase from ALLTEL of two 10 MHz D-Block licenses covering approximately 1.5 million people in Birmingham and Tuscaloosa, Alabama, two markets in which the Company currently holds 15 MHz C-Block licenses. The Company also acquired certain equipment and other intangible assets of ALLTEL in the Birmingham and Tuscaloosa markets. These assets were purchased for an aggregate purchase price of $67,000 which was principally funded through the Company's senior credit facilities. In addition, the Company and AT&T Wireless have entered into a put and call agreement that gives the Company the right to sell the two licenses acquired from ALLTEL to AT&T Wireless at any time during the 18 months following the closing of this transaction for $50,000. This agreement also gives AT&T Wireless the right to purchase the two licenses during the same period for $50,000. However, generally, the Company can terminate AT&T Wireless's call right if it terminates its put right. In each case, the transfer of the licenses is conditioned upon receipt of the necessary regulatory approvals. The TeleCorp PCS/AT&T Wirless merger agreement provides that if the merger agreement is terminated in accordance with its terms, the put right will be exercisable through the fifth day of such termination.

   In 2001, the Company purchased various PCS licenses within its footprint for approximately $20,140.

   Each of the Company's licenses is subject to a Federal Communications Commission requirement that the Company construct wireless network facilities offering coverage to certain percentages of the population within certain time periods following the grant of such licenses. Failure to comply with these requirements could result in the revocation of the related licenses or the imposition of fines on the Company by the Federal Communications Commission.

   PCS licenses, microwave relocation costs, and capitalized interest consist of the following:

                                                     December 31,
                                                  ------------------
                                                    2000      2001
                                                  --------  --------
          PCS licenses........................... $239,906  $266,712
          Microwave relocation costs.............   25,827    26,967
          Capitalized interest...................   30,151    30,151
                                                  --------  --------
                                                   295,884   323,830
          Accumulated amortization...............   (5,783)  (13,267)
                                                  --------  --------
                                                  $290,101  $310,563
                                                  ========  ========

   Amortization expense related to PCS licenses, its related capitalized interest, and microwave relocation costs for the years ended December 31, 1999, 2000 and 2001 was $656, $5,127, and $7,484, respectively.

   See Recently Issued Accounting Standards for changes in accounting and reporting of indefinite lived intangible assets effective January 1, 2002.

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


9.  Intangible Assets--AT&T Agreements and other, net

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

License Agreement

   Pursuant to a Network Membership License Agreement, dated January 7, 1999 (the License Agreement), as amended between AT&T Corp. and the Company, AT&T granted to the Company a royalty-free, nontransferable, non-exclusive, nonsublicensable, limited right, and license to use certain licensed marks solely in connection with certain licensed activities. The licensed marks include the logo containing AT&T and the globe design and the expression "Member of the AT&T Wireless Network." The "Licensed Activities" include (i) the provision to end-users and resellers, solely within the territory as defined in the License Agreement, of Company communications services as defined in the License Agreement on frequencies licensed to the Company for Commercial Mobile Radio Services ("CMRS") provided in accordance with the License Agreement (collectively, the "Licensed Services") and (ii) marketing and offering the Licensed Services within the territory. The License Agreement also grants to the Company the right and license to use licensed marks on certain permitted mobile phones.

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

   License Agreement terminates in July 2005. The License Agreement may be terminated by AT&T at any time in the event of a significant breach by the Company, including the Company's misuse of any licensed marks, the Company's licensing or assigning any of the rights in the License Agreement, the Company's failure to maintain AT&T's quality standards or if a change in control of the Company occurs.

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


   The License Agreement, along with the exclusivity provisions of the Stockholders' Agreement and the Resale Agreement will be amortized on a straight-line basis over the term of the agreement. Accumulated amortization related to these agreements at December 31, 2000 and 2001 was approximately $9,701 and $30,579. Amortization expense for the years ended December 31, 1999, 2000 and 2001 was $4,811, $4,890, and $20,878, respectively.

Roaming Agreement

   Pursuant to the Intercarrier Roamer Service Agreement, dated as of January 7, 1999 (the "Roaming Agreement"), as amended, between AT&T Wireless, the Company, and their affiliates, each party agrees to provide (each in its capacity as serving provider, the "Serving Carrier") mobile wireless radio telephone service for registered customers of the other party's (the "Home Carrier") customers while such customers are out of the Home Carrier's geographic area and in the geographic area where the Serving Carrier (itself or through affiliates) holds a license or permit to construct and operate a mobile wireless radio/telephone system and station. Each Home Carrier whose customers receive service from a Serving Carrier shall pay to such Serving Carrier 100% of the Serving Carrier's charges for wireless service and 100% of pass-through charges (i.e., toll or other charges). Each Serving Carrier's service charges for use per minute or partial minute for the first three years will be at a fixed rate, and thereafter may be adjusted to a lower rate as the parties may negotiate from time to time. Each Serving Carrier's toll charges per minute of use for the first three years will be at a fixed rate, and thereafter such other rates as the parties negotiate from time to time.

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

   The Roaming Agreement will be amortized on a straight-line basis over the 20-year term of the agreement. Accumulated amortization related to this agreement at December 31, 2000 and 2001 was $1,586 and $2,385, respectively. Amortization expense for the years ended December 31, 1999, 2000 and 2001 was $786, $800, and $799, respectively.

10.  Note Receivable

   On March 1, 1999, the Company entered into agreements with AT&T Wireless, Lafayette Communications Company L.L.C. ("Lafayette") and ABC Wireless L.L.C. ("ABC") whereby the Company, AT&T Wireless and Lafayette would lend $29,500 to ABC to fund its participation in the re-auction of Federal Communications Commission licenses that were returned to the Federal Communications Commission by various companies under the July 1998 reconsideration order. The Company's portion of this loan was $7,500 and was recorded in Other Assets. Subsequent to closing of the agreements, ABC was the successful bidder for licenses covering the Tritel markets with an aggregate purchase price of $7,789. The Company purchased these licenses for $7,789 during 2001.

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


11.  Accrued Expenses

   Accrued expenses consist of the following:

                                                                December 31,
                                                              ----------------
                                                               2000     2001
                                                              ------- --------
  Accrued payroll............................................ $13,033 $  6,045
  Severance costs............................................   5,871    3,150
  Advanced billings..........................................   5,089    9,173
  Accrued liability of loss on derivatives...................      --    7,447
  Accrued operational expenses...............................  11,416   30,654
  Microwave Relocation.......................................  17,898   15,954
  Tax liabilities............................................  20,731   24,937
  Due to TeleCorp PCS........................................      --   10,000
  Other liabilities..........................................      --    9,895
                                                              ------- --------
                                                               74,038  117,255
  Less: non-current portion..................................  28,601   44,842
                                                              ------- --------
                                                              $45,437 $ 72,413
                                                              ======= ========

12.  Long-term Debt

   A summary of long-term debt is as follows:

                                                                December 31,
                                                            --------------------
                                                              2000       2001
                                                            --------  ----------
Senior Credit Facility..................................... $360,000  $  300,000
Senior Subordinated Discount Notes.........................  245,300     277,536
Senior Subordinated Notes..................................       --     450,000
Federal Communications Commission debt.....................   53,171      41,985
                                                            --------  ----------
                                                             658,471   1,069,521
Less current maturities....................................  (62,285)     (5,567)
                                                            --------  ----------
                                                            $596,186  $1,063,954
                                                            ========  ==========

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

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


   Interest on the Revolver, Term Loan A and Term Loan B accrues, at the Company's option, either at a eurodollar rate plus an applicable margin or the higher of the Toronto Dominion, New York Branch's prime rate and the Federal Funds Rate (as defined in the Senior Credit Facility) plus 0.5%, plus an applicable margin. The borrowings outstanding at December 31, 2000 and 2001 carried a 10.85% and a 6.12% average interest rate as of that date. The Revolver requires an annual commitment fee ranging from 0.50% to 1.75% of the unused portion of the Senior Credit Facility.

   The Senior Credit Facility also required the Company to purchase an interest rate hedging contract covering an amount equal to at least 50% of the total amount of the outstanding indebtedness of the Company (other than indebtedness which bears interest at a fixed rate). As of December 31, 2000 and 2001, the Company was a party to interest rate swap agreements with a total notional amount of $200,000. The agreements establish a fixed effective rate of 9.05% on $200,000 of the current balance outstanding under the Senior Credit Facility through the earlier of March 31, 2002 or the date on which the Company achieves operating cash flow breakeven.

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

   All obligations of the Company under the facilities are unconditionally and irrevocably guaranteed by Tritel and all subsidiaries of Tritel PCS. The bank facilities and guarantees, and any related hedging contracts provided by the lenders under the Senior Credit Facility, are secured by substantially all of the assets of Tritel PCS and certain subsidiaries of Tritel PCS, including a first priority pledge of all of the capital stock held by Tritel or any of its subsidiaries, but excluding the Company's PCS licenses. The PCS licenses will be held by one or more single purpose subsidiaries of the Company and, in the future if the Company is permitted to pledge its PCS licenses, they will be pledged to secure the obligations of the Company under the Senior Credit Facility.

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

   The terms of the Senior Credit Facility allow the Company to incur senior subordinated debt with gross proceeds of not more than $750,000.

   On October 19, 2001, Tritel amended its Senior Credit Facility to accommodate the additional capital and operating expenditures necessary to implement a next generation network. As part of the amendment, TeleCorp PCS, Inc. contributed $75,000 in capital to Tritel on October 22, 2001 and is obligated to contribute another $75,000 on or before January 31, 2002.

   As of December 31, 2000 and 2001, the Company has drawn $300,000 of advances under Term Loan A and Term Loan B.

   See Subsequent Events footnote located elsewhere within these financial statements footnotes for additional discussion on the Senior Credit Facility.

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


Senior Subordinated Discount Notes

   On May 11, 1999, Tritel PCS, Inc. ("Tritel PCS"), a wholly-owned subsidiary of the Company, issued unsecured senior subordinated discount notes with a principal amount at maturity of $372,000. Such notes were issued at a discount from their principal amount at maturity for proceeds of $200,209. No interest will be paid on the notes prior to May 15, 2004. Thereafter, Tritel PCS will be required to pay interest semiannually at 12 3/4/% per annum beginning on November 15, 2004 until maturity of the notes on May 15, 2009. /

   The notes are fully unconditionally guaranteed on a joint and several basis by the Company and by Tritel Communications, Inc. and Tritel Finance, Inc., both of which are wholly-owned subsidiaries of Tritel PCS. The notes are subordinated in right of payment to amounts outstanding under the Company's Bank Facility and to any future subordinated indebtedness of Tritel PCS or the guarantors.

   The indenture governing the notes limits, among other things, the Company's ability to incur additional indebtedness, pay dividends, sell or exchange assets, repurchase its stock, or make investments.

   The notes are subject to optional redemption, allowing the Company on or after May 15, 2004, to redeem some or all of the notes together with accrued and unpaid interest, if any, at redemption prices. The Company also has the option until May 15, 2002, to redeem up to 35% of the original aggregate principal amount of these notes with the net cash proceeds of certain types of qualified equity offerings at a redemption price equal to 112.75% of the accreted value of the notes as of the date of redemption, as long as at least 65% of the original aggregate principal amount at maturity of these notes remains outstanding immediately after redemption. If the Company has not previously redeemed the notes and if the Company experiences a change in control, the note holders may require the Company to make an offer to repurchase all of the notes, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.

Senior Subordinated Notes

   On January 24, 2001, Tritel PCS, Inc., a wholly owned subsidiary of Tritel, issued $450,000 principal amount of 10 3/8% senior subordinated notes due 2011. The senior subordinated notes are subject to optional redemption, restrictive covenants, an exchange offer, registration rights, and transfer restrictions. The Company received $437,500 in net proceeds from the issuance after deducting debt issuance costs of $12,500.

   The notes are unconditionally guaranteed on a joint and several basis by Tritel, and by its wholly owned subsidiaries Tritel Communications, Inc. and Tritel Finance, Inc. The notes are subordinated in right to the Company's Senior Credit Facility and its indebtedness to the Federal Communications Commission and all future senior indebtedness.

   The notes are subject to optional redemption, allowing the Company on or after January 15, 2006, to redeem some or all of the notes together with accrued and unpaid interest at redemption prices. The Company has the option to redeem all, but not part of the notes, at any time at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to date of the redemption plus a make-whole premium based upon the present value of the remaining payments to be made on the notes. The Company also has the option until January 15, 2004, to redeem up to 35% of the original aggregate principal amount of these notes with the net cash proceeds of certain types of qualified equity offerings at a redemption price equal to 110.375% of the accreted value of the notes as of the date of redemption, as long as at least 65% of the original aggregate principal amount at maturity of these notes remains outstanding immediately after redemption. If the Company has not previously redeemed the notes and if the Company experiences a change in control, the note holders may require the Company to make an offer to repurchase all of the notes, at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


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

   See Subsequent Events footnote located elsewhere within these financial statement footnotes for additional discussion on the Federal Communications Commission debt.

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

                                 TRITEL, INC.

                    ($ in thousands, except per share data)

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

   As of December 31, 2001, the following is a schedule of future minimum principal payments of the Company's long-term debt due within five years and thereafter:

                                               December 31,
                                                   2001
                                               ------------
                     December 31, 2002........  $    5,567
                     December 31, 2003........      23,548
                     December 31, 2004........      30,483
                     December 31, 2005........      34,341
                     December 31, 2006........      39,501
                     Thereafter...............   1,034,118
                                                ----------
                                                 1,167,558
                     Less unamortized discount     (98,037)
                                                ----------
                     Total....................  $1,069,521
                                                ==========

13.  Stockholders' Equity

   At December 31, 2000 and 2001, the Company has 1,000 shares of Class A common stock outstanding, all of which are owned by Telecorp PCS, Inc. See Subsequent Events located elsewhere in these financial statements for discussion of the merger agreement between TeleCorp PCS and AT&T Wireless.

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

                                 TRITEL, INC.

                    ($ in thousands, except per share data)

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

2001 Contributions

   In connection with the Company's merger and contribution with TeleCorp PCS and AT&T Wireless, TeleCorp PCS received from AT&T Wireless an extension of the term of the network membership license agreement covering all of its geographic territory. The valuation of the extension was $66,363 related to the geographic territory of the Company. In January 2001, the Company accounted for the extension as a capital contribution from its parent.

   In October 2001, the Company received $75,000 in cash from its parent as a capital contribution in accordance with the Company's amendment of its Senior Credit Facility.

14.  Stock Option Plans

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

   As part of the acquisition of the Company, shares of the Company's restricted stock were exchanged for restricted stock of TeleCorp PCS at a ratio of 1 to 0.76. As of the consummation date of the acquisition, the Company recorded deferred compensation expense based on the difference between the estimated fair value and the exercise price of the exchanged and unvested shares of the Company in the amount of $3,627. For the years ended December 31, 1999, 2000 and 2001, the Company recorded compensation expense related to restricted stock awards of $190,664, $132,813 and $2,972, respectively. The remaining deferred compensation balance related to the restricted stock awards will be recognized as compensation expense over the remaining vesting period.

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

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


   The Company recognized expense over the related vesting periods, of which $0, $51 and $69, was recorded as compensation expense for the years ended December 31, 1999, 2000 and 2001, respectively.

   A summary of the status of the Company's stock option plan is presented below:

                                                                           Weighted
                                                                           Average    Weighted
                                                                          Remaining   Average
                                                          Option Price   Contractual  Exercise
                                               Shares    Range per share Life (Years)  Price
                                             ----------  --------------- ------------ --------
Outstanding at December 31, 1998............         --   $          --        --      $   --
   Granted..................................  2,081,422   $18.00-$31.69      10.0      $18.05
   Exercised................................         --              --        --          --
   Forfeited................................         --              --        --          --
                                             ----------
Outstanding at December 31, 1999............  2,081,422   $18.00-$31.69      10.0      $18.05
   Granted..................................  3,013,982   $11.22-$38.09       9.8      $23.48
   Exercised................................    (69,935)  $       18.00       9.6      $18.00
   Forfeited................................   (179,710)  $11.22-$38.09       9.4      $19.30
                                             ----------
Outstanding at November 13, 2000............  4,845,759   $11.22-$38.09       9.4      $21.35
   Exchanged................................ (4,845,759)  $11.22-$38.09       9.4          --
   Received from exchange...................  3,682,777   $14.76-$50.12       9.4      $28.09
   Exercised................................       (931)  $       23.68       9.0      $23.68
   Forfeited................................   (143,955)  $29.84-$31.07       9.9      $31.07
                                             ----------
Outstanding at December 31, 2000............  3,537,891   $14.76-$50.12       9.5      $27.97
   Granted..................................  1,813,112   $11.05-$23.25       9.2      $20.18
   Exercised................................    (97,800)  $       23.68       8.0      $23.68
   Forfeited................................ (1,513,636)  $11.05-$50.12       8.6      $26.80
                                             ----------
Outstanding at December 31, 2001............  3,739,567   $11.05-$50.12       8.8      $24.70
                                             ==========
Options vested at December 31, 1999.........      9,000   $18.00-$31.69      10.0      $18.04
                                             ==========
Options vested at December 31, 2000.........  1,468,125   $23.68-$41.69       9.0      $24.00
                                             ==========
Options vested at December 31, 2001.........  1,078,170   $14.76-$50.12       8.1      $25.31
                                             ==========

                 Options Outstanding at December 31, 2001    Options Exercisable
                 ---------------------------------------- --------------------------
                                               Weighted
                                   Weighted    Average
                                   Average    Remaining
    Range of      Number of        Exercise  Contractual   Number   Weighted Average
 Exercise Prices   Shares           Price    Life (Years) of Shares  Exercise Price
 --------------- ---------         --------  ------------ --------- ----------------
  $11.05-$19.37.   490,669          $15.23       9.5          6,115      $14.76
  $20.43-$23.68. 2,015,128           22.75       8.6        857,934       23.66
  $29.84-$50.12. 1,233,770           31.64       8.8        214,121       32.25
                  ---------                               ---------
                 3,739,567          $24.70       8.8      1,078,170      $25.31
                  =========                               =========

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

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


   As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and to adopt the disclosure only provision of SFAS No. 123. If compensation expense had been recorded based on the fair value at the grant dates for awards under the Plan, the Company's pro forma net loss would have been $250,608, $414,710 and $359,500, for the years ended December 31, 1999,
2000, and 2001, respectively.

   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants issued during the years ended December 31, 1999, 2000 and 2001: volatility factor of 56%, 100% and 100%, respectively, weighted average expected life of 5, 10 and 10 years, respectively, weighted-average risk free interest rate of 6.0%, 6.0% and 5.5%, respectively, and no dividend yield. The weighted average fair value of grants made during the years ended December 31, 1999, 2000 and 2001 was $8.52, $44.70 and $18.45, respectively.

   See Subsequent Event footnote located elsewhere within these financial statement footnotes for discussion of the conversion of the Company's outstanding options effective with the merger.

15.  Income Taxes

   On January 7, 1999 the Company recorded a deferred tax liability of $55,100 primarily related to the difference in asset bases on the assets acquired from AT&T Wireless.

   Components of income tax benefit for the years ended December 31, 1999, 2000, and 2001 are as follows:

              For the Year Ended        For the Year Ended      For the Year Ended
               December 31, 1999         December 31, 2000      December 31, 2001
          --------------------------  ----------------------  ----------------------
          Current Deferred   Total    Current Deferred Total  Current Deferred Total
-         ------- --------  --------  ------- -------- -----  ------- -------- -----
Federal..   $--   $(24,725) $(24,725)   $--    $(212)  $(212)   $--     $--     $--
State....    --     (3,718)   (3,718)    --      (32)    (32)    --      --      --
            ---   --------  --------    ---    -----   -----    ---     ---     ---
   Total.   $--   $(28,443) $(28,443)   $--    $(244)  $(244)   $--     $--     $--
            ===   ========  ========    ===    =====   =====    ===     ===     ===

   Actual tax benefit differs from the "expected" tax benefit using the federal corporate rate as follows:

                                                                   December 31,
                                                          ------------------------------
                                                            1999      2000       2001
-                                                         --------  ---------  ---------
Computed "expected" tax benefit.......................... $(96,564) $(144,154) $(117,424)
Reduction (increase) resulting from:
   Change in valuation allowance for deferred tax assets.    1,020     84,013    119,538
   Nondeductible compensation related expense............   68,308     57,774      1,034
   Nondeductible merger related expense..................       --      3,580      8,654
   Nontaxable loss of Predecessor Company................      780         --         --
   Nondeductible portion of discount accretion...........      557        964      1,057
   State income taxes, net of federal tax benefit........   (2,496)    (2,193)   (12,074)
   Other.................................................      (48)      (228)      (785)
                                                          --------  ---------  ---------
                                                          $(28,443) $    (244) $      --
                                                          ========  =========  =========

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


   The tax effects of temporary differences that give rise to significant portions of the deferred tax liability at December 31, 2000 and 2001 are as follows:

                                                                        December 31,
                                                                    -------------------
                                                                      2000      2001
-                                                                   --------  ---------
Deferred tax assets:
   Net operating loss carryforward................................. $113,578  $ 234,409
   Tax basis of capitalized start-up costs in excess of book basis.    8,917      6,443
   Discount accretion in excess of tax basis.......................   15,572     26,539
   Tax basis of property and equipment in excess of book basis.....    2,298      1,829
   Other...........................................................    2,524      5,135
                                                                    --------  ---------
Total gross deferred tax assets....................................  142,889    274,355
   Less: valuation allowance.......................................  (85,033)  (204,572)
                                                                    --------  ---------
Net deferred tax assets............................................   57,856     69,783
                                                                    --------  ---------
Deferred tax liabilities:
   Intangible assets book basis in excess of tax basis.............   20,463     18,163
   PCS licenses book basis in excess of tax basis..................   32,827     34,426
   Capitalized interest book basis in excess of tax basis..........   15,047     14,882
   Book basis of property and equipment in excess of tax basis.....   13,168     26,342
   Discount accretion book basis in excess of tax basis............    1,812      1,431
                                                                    --------  ---------
Total gross deferred tax liabilities...............................   83,317     95,244
                                                                    --------  ---------
Net deferred tax liability......................................... $ 25,461  $  25,461
                                                                    ========  =========

   At December 31, 2000 and 2001, the Company has net operating loss carryforwards for federal income tax purposes of $296,936 and $619,102, respectively, which are available to offset future federal taxable income, if any, through 2021.

   The valuation allowance for the gross deferred tax asset at December 31, 2000 and 2001 was $85,033 and $204,572, respectively. No valuation allowance has been provided for the remaining gross deferred tax asset principally due to the existence of a deferred tax liability which was recorded upon the closing of the AT&T Wireless transaction on January 7, 1999. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities in making this assessment. Based upon anticipated future taxable income over the periods in which the deferred tax assets are realizable, management believes it is more likely than not the Company will realize the benefits of these net deferred tax assets.

16.  Commitments and Contingencies

   Effective September 1, 1999, Tritel, Inc. and Jerry M. Sullivan entered into an agreement to redefine Mr. J. Sullivan's relationship with Tritel, Inc. and its subsidiaries. Mr. J. Sullivan is not related to Thomas H. Sullivan, who was the chief financial officer and executive vice president of TeleCorp PCS prior to its merger with AT&T Wireless. Mr. J. Sullivan has resigned as an officer and a director of Tritel, Inc. and all of its subsidiaries. Mr. J. Sullivan retained the title Executive Vice President of Tritel, Inc. through December 31, 2001; however, under the agreement, he is not permitted to represent the Company nor will he perform any functions for Tritel, Inc. As part of the agreement, Mr. J. Sullivan will also receive an annual salary of $225 and

                                 TRITEL, INC.

                    ($ in thousands, except per share data)

an annual bonus of $113 through December 31, 2002. Mr. J. Sullivan became fully vested in 1,800,000 shares of class A common stock and returned all other shares held by him, including his voting preference common stock to Tritel, Inc. Accordingly, the Company has recorded $5,825 in additional compensation expense during 1999. The $5,825 was determined pursuant to the settlement of Mr. J. Sullivan's employment relationship with the Company, and includes $4,500 for the grant of additional stock rights, $225 annual salary and $113 annual bonus through December 31, 2002, and other related amounts.

   Mr. J. Sullivan had served as Director, Executive Vice President and Chief Operating Officer of Tritel, Inc. since 1993. The foregoing agreements supersede the employment relationship between Tritel, Inc. and Mr. J. Sullivan defined by the Management Agreement and Mr. J. Sullivan's employment agreement.

   The Company leases office space, equipment, and co-location tower space under noncancelable operating leases. Expense under operating leases was $7,200, $25,162 and $38,387 for 1999, 2000 and 2001, respectively. Management expects that in the normal course of business these leases will be renewed or replaced by similar leases. The leases extend through 2008.

   Future minimum lease payments under these leases at December 31, 2001 are as follows:

                              2002...... $ 39,747
                              2003......   39,204
                              2004......   33,073
                              2005......   18,231
                              2006......    7,935
                              Thereafter   10,155
                                         --------
                                 Total.. $148,345
                                         ========

   Subsidiaries of the Company are defendants in several lawsuits. While the final outcome of these lawsuits cannot be predicted with certainty, it is the opinion of Management, based on known facts and circumstances, that the amount of the Company's ultimate liability is unlikely to have a material adverse effect on its financial position, results of operations or liquidity. See Litigation footnote 19.

17.  Related Parties

   The Company engages in transactions with its affiliate company TeleCorp Wireless, each of which are wholly-owned subsidiaries of TeleCorp PCS. These transactions include shared management and operational personnel, shared telecommunications assets, reciprocal roaming revenue and expense agreements, and joint purchasing arrangements. Due to certain covenants contained in the Company's various indentures, the Company tracks and settles these amounts in cash quarterly at the estimated fair value of the underlying transaction. From the effective date of the Company's merger with TeleCorp Wireless, November 13, 2000, to December 31, 2000, the Company recognized an increase in revenue and expense of $615 and $414, respectively. For the year ended December 31, 2001, the Company recognized a decrease in revenue of $354 and an increase in expense of $4,597, respectively. As of December 31, 2000 and 2001, the Company had a payable to TeleCorp Wireless of $70 and $1,289 included in current accrued expenses and other.

   Pursuant to a Management Agreement, TeleCorp Management Corp. (TMC) provides assistance to the Company in the form of administrative, operational, marketing, regulatory and general business services. For these services, beginning in November 2000, the Company pays a management fee to TMC and reimburses

                                 TRITEL, INC.

                    ($ in thousands, except per share data)

certain business expenses, payable in equal monthly installments, plus an annual bonus. The management agreement has a term ending in July 2003 but may be terminated by the Company upon the occurrence of certain defined events. TMC may terminate the agreement at any time with proper notice. The Officers of TMC own all of the ownership interest in TMC. For the years ended December 31, 1999, 2000 and 2001, the Company paid approximately $0, $0 and $619 respectively, for these services. See Subsequent Event footnote located elsewhere within these financial statement footnotes for discussion of termination of the management agreement subsequent to the AT&T Wireless merger.

   In 2001, the Company received $10,000 from TeleCorp PCS which was included in current accrued expenses and other as of December 31, 2001.

   On January 7, 1999, the Company entered into a secured promissory note agreement under which it agreed to lend up to $2,500 to the Predecessor Company. Interest on advances under the loan agreement is 10% per year. The interest will compound annually and interest and principal are due at maturity of the note. The note is secured by the Predecessor Company's ownership interest in the Company. Any proceeds from the sales of licenses by the Predecessor Company, net of the repayment of any Federal Communications Commission debt, are required to be applied to the note balance. If the note has not been repaid within five years, it will be repaid through a reduction of the Predecessor Company's interest in the Company based on a valuation of the Company's stock at that time. The note was satisfied in March 2001 through a reduction of the Predecessor Company's interest in the Company.

18.  Subsidiary Guarantee

   On May 11, 1999, Tritel PCS, Inc. completed the issuance and sale of 12 3/4% Senior Subordinated Discount Notes. The Notes are fully and unconditionally guaranteed on a joint and several basis by Tritel, Inc., Tritel Communications, Inc. and Tritel Finance, Inc., two of Tritel PCS's wholly-owned subsidiaries. On January 24, 2001, Tritel PCS, Inc. completed the issuance and sale of
10 3/8% Senior Subordinated Notes. The Senior Subordinated Notes are also fully and unconditionally guaranteed on a joint and several basis by Tritel Communications, Inc. and Tritel Finance, Inc.

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


   The following condensed consolidating financial statements as of December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000 and 2001, are presented for Tritel, Inc., Tritel PCS, those subsidiaries of Tritel PCS which serve as guarantors and those subsidiaries which do not serve as guarantors of the Notes and the senior subordinated discount notes.

                     Condensed Consolidating Balance Sheet
                            As of December 31, 2000

                                                    Tritel    Guarantor   NonGuarantor              Consolidated
                                      Tritel, Inc. PCS, Inc. Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                      ------------ --------- ------------ ------------ ------------ ------------
Current assets:
   Cash and cash equivalents.........   $     --   $ 21,222   $  (9,263)    $     --    $      --    $   11,959
   Other current assets..............      2,546        154      44,458       18,935           --        66,093
   Intercompany receivables..........         --    737,379          --           --     (737,379)           --
                                        --------   --------   ---------     --------    ---------    ----------
       Total current assets..........      2,546    758,755      35,195       18,935     (737,379)       78,052
Restricted cash......................         --      4,194          --           --           --         4,194
Property and equipment, net..........         --         --     568,035           --           --       568,035
Licenses and other intangibles,
  net................................     53,785         --      25,029      265,072           --       343,886
Investment in subsidiaries...........    188,796    (78,811)         --           --     (109,985)           --
Other long term assets...............         --    107,919       1,232           --      (75,900)       33,251
                                        --------   --------   ---------     --------    ---------    ----------
       Total assets..................   $245,127   $792,057   $ 629,491     $284,007    $(923,264)   $1,027,418
                                        ========   ========   =========     ========    =========    ==========
Current liabilities:
   Accounts payable, accrued
     expenses and other current
     liabilities.....................   $     --   $  1,318   $ 109,897     $  2,917    $      --    $  114,132
   Revolving credit facility.........         --     60,000          --           --           --        60,000
   Intercompany payables.............     20,092         --     699,443       17,844     (737,379)           --
                                        --------   --------   ---------     --------    ---------    ----------
       Total current liabilities.....     20,092     61,318     809,340       20,761     (737,379)      174,132
Non-current liabilities:
   Long-term debt....................         --    545,300      75,366       50,886      (75,366)      596,186
   Deferred income taxes and
     other liabilities...............     21,997     (3,357)      5,708       30,248         (534)       54,062
                                        --------   --------   ---------     --------    ---------    ----------
       Total liabilities.............     42,089    603,261     890,414      101,895     (813,279)      824,380
Stockholder's equity (deficit).......    203,038    188,796    (260,923)     182,112     (109,985)      203,038
                                        --------   --------   ---------     --------    ---------    ----------
       Total liabilities and
         stockholder's equity
         (deficit)...................   $245,127   $792,057   $ 629,491     $284,007    $(923,264)   $1,027,418
                                        ========   ========   =========     ========    =========    ==========

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


                          Consolidating Balance Sheet
                            As of December 31, 2001

                                   Tritel,   Tritel PCS,   Guarantor   NonGuarantor              Consolidated
                                    Inc.        Inc.      Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                   --------  -----------  ------------ ------------ ------------ ------------
Current assets:
   Cash and cash equivalents...... $  9,841  $   128,357   $    7,134    $     --    $      --    $  145,332
   Other current assets...........    2,940          179       51,051          --           --        54,170
                                   --------  -----------   ----------    --------    ---------    ----------
       Total current assets.......   12,781      128,536       58,185          --           --       199,502
Restricted cash...................       --        1,858           --          --           --         1,858
Property and equipment, net.......       --           --      611,360          --           --       611,360
Licenses and other intangibles,
  net.............................   98,439           --       25,447     285,115           --       409,001
Investment in subsidiaries........  (37,244)    (268,686)          --          --      305,930            --
Other long term assets............       --      134,752        1,378          --     (100,810)       35,320
                                   --------  -----------   ----------    --------    ---------    ----------
       Total assets............... $ 73,976  $    (3,540)  $  696,370    $285,115    $ 205,120    $1,257,041
                                   ========  ===========   ==========    ========    =========    ==========
Current liabilities:
   Accounts payable, accrued
     expenses and other current
     liabilities.................. $     --  $    36,327   $   81,986    $  1,588    $      --    $  119,901
   Intercompany payables..........   39,095   (1,022,303)     978,460       4,748           --            --
                                   --------  -----------   ----------    --------    ---------    ----------
       Total current
        liabilities...............   39,095     (985,976)   1,060,446       6,336           --       119,901
Non-current liabilities:
   Long-term debt.................       --    1,023,036      100,046      40,918     (100,046)    1,063,954
   Deferred income taxes and
     other liabilities............   31,998       (3,356)      12,178      30,247         (764)       70,303
                                   --------  -----------   ----------    --------    ---------    ----------
       Total liabilities..........   71,093       33,704    1,172,670      77,501     (100,810)    1,254,158
Stockholder's equity (deficit)....    2,883      (37,244)    (476,300)    207,614      305,930         2,883
                                   --------  -----------   ----------    --------    ---------    ----------
       Total liabilities and
         stockholder's equity
         (deficit)................ $ 73,976  $    (3,540)  $  696,370    $285,115    $ 205,120    $1,257,041
                                   ========  ===========   ==========    ========    =========    ==========

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


                     Consolidating Statement of Operations
                     For the Year Ended December 31, 1999

                                   Tritel,   Tritel    Guarantor   NonGuarantor              Consolidated
                                    Inc.    PCS, Inc. Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                   -------  --------- ------------ ------------ ------------ ------------
Revenues:
  Service......................... $    --  $     --   $   1,186      $   --      $    --     $   1,186
  Roaming.........................      --        --       3,421          --           --         3,421
  Equipment.......................      --        --       2,152          --           --         2,152
  Other...........................      --        --          --       1,038       (1,038)           --
                                   -------  --------   ---------      ------      -------     ---------
   Total revenues.................      --        --       6,759       1,038       (1,038)        6,759
                                   -------  --------   ---------      ------      -------     ---------
Operating Expenses:
  Cost of revenue.................      --        --       3,074          --           --         3,074
  Operations and development......      --        --      29,113          --           --        29,113
  General and administrative......      56        45     191,474           2       (1,038)      190,539
  Sales and marketing.............      --        --      36,682          --           --        36,682
  Depreciation and amortization...   5,620        --       6,621         598           --        12,839
                                   -------  --------   ---------      ------      -------     ---------
   Total operating expenses.......   5,676        45     266,964         600       (1,038)      272,247
                                   -------  --------   ---------      ------      -------     ---------
Operating income (loss)...........  (5,676)      (45)   (260,205)        438           --      (265,488)
Interest expense..................      --   (24,924)     (2,463)         --          187       (27,200)
Interest income...................     170    16,553         255          --         (187)       16,791
                                   -------  --------   ---------      ------      -------     ---------
Income (loss) before income taxes.  (5,506)   (8,416)   (262,413)        438           --      (275,897)
Income tax benefit (expense)......   2,051     3,135      23,420        (163)          --        28,443
                                   -------  --------   ---------      ------      -------     ---------
  Net income (loss)............... $(3,455) $ (5,281)  $(238,993)     $  275      $    --     $(247,454)
                                   =======  ========   =========      ======      =======     =========

                     Consolidating Statement of Operations
                     For the Year Ended December 31, 2000

                                 Tritel,    Tritel    Guarantor   NonGuarantor              Consolidated
                                  Inc.     PCS, Inc. Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                 --------  --------- ------------ ------------ ------------ ------------
Revenues:
  Service....................... $     --  $     --   $  75,207     $    --      $    --     $  75,207
  Roaming.......................       --        --      36,832          --           --        36,832
  Equipment.....................       --        --      11,765          --           --        11,765
  Other.........................       --        --          --       8,427       (8,427)           --
                                 --------  --------   ---------     -------      -------     ---------
   Total revenues...............       --        --     123,804       8,427       (8,427)      123,804
Operating Expenses:
  Cost of revenue...............       --        --      46,906          --           --        46,906
  Operations and development....       --        --      68,485          --           --        68,485
  General and administrative....   10,563     1,776     193,294         165       (8,427)      197,371
  Sales and marketing...........       --        --     109,236          --           --       109,236
  Depreciation and amortization.    5,723        --      60,508       4,387           --        70,618
                                 --------  --------   ---------     -------      -------     ---------
   Total operating expenses.....   16,286     1,776     478,429       4,552       (8,427)      492,616
Operating income (loss).........  (16,286)   (1,776)   (354,625)      3,875           --      (368,812)
                                 --------  --------   ---------     -------      -------     ---------
Interest expense................       --   (61,148)     (3,691)     (4,341)       3,666       (65,514)
Interest income.................      290    25,295         539          --       (3,666)       22,458
                                 --------  --------   ---------     -------      -------     ---------
Loss before income taxes........  (15,996)  (37,629)   (357,777)       (466)          --      (411,868)
Income tax benefit..............       11       221           8           4           --           244
                                 --------  --------   ---------     -------      -------     ---------
Net loss........................ $(15,985) $(37,408)  $(357,769)    $  (462)     $    --     $(411,624)
                                 ========  ========   =========     =======      =======     =========

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


                     Consolidating Statement of Operations
                     For the Year Ended December 31, 2001

                                           Tritel,    Tritel     Guarantor   NonGuarantor              Consolidated
                                            Inc.     PCS, Inc.  Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                          ---------  ---------  ------------ ------------ ------------ ------------
Revenues:
  Service................................ $      --  $      --   $ 197,357     $10,240      $(10,240)   $ 197,357
  Roaming................................        --         --      66,333          --            --       66,333
  Equipment..............................        --         --      18,988          --            --       18,988
                                          ---------  ---------   ---------     -------      --------    ---------
   Total revenues........................        --         --     282,678      10,240       (10,240)     282,678
Operating Expenses:
  Cost of revenue........................        --         --      82,651          --            --       82,651
  Operations and development.............        --         --      81,005          --            --       81,005
  General and administrative.............        --         91     102,701           7       (10,240)      92,559
  Sales and marketing....................        --         --     117,766          --            --      117,766
  Depreciation and amortization..........    21,710         --     107,825       6,750            --      136,285
                                          ---------  ---------   ---------     -------      --------    ---------
   Total operating expenses..............    21,710         91     491,948       6,757       (10,240)     510,266
Operating income (loss)..................   (21,710)       (91)   (209,270)      3,483            --     (227,588)
Loss on derivatives......................        --     (8,254)         --          --            --       (8,254)
Interest expense.........................        --   (110,404)     (9,338)     (4,773)        8,423     (116,092)
Interest income..........................       236     14,564         191          --        (8,423)       6,568
                                          ---------  ---------   ---------     -------      --------    ---------
Loss before cumulative effect............   (21,474)  (104,185)   (218,417)     (1,290)           --     (345,366)
Cumulative effect of change in accounting
 principle, net of tax...................        --        807          --          --            --          807
Equity in net (loss) income of subsidiary  (323,085)  (219,707)         --          --       542,792           --
                                          ---------  ---------   ---------     -------      --------    ---------
Net (loss) income........................ $(344,559) $(323,085)  $(218,417)    $(1,290)     $542,792    $(344,559)
                                          =========  =========   =========     =======      ========    =========

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


                Condensed Consolidating Statement of Cash Flows
                     For the Year Ended December 31, 1999

                                                 Tritel PCS,  Guarantor   NonGuarantor              Consolidated
                                    Tritel, Inc.    Inc.     Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                    ------------ ----------- ------------ ------------ ------------ ------------
Net cash provided by (used in)
  operating activities.............  $  (3,648)   $   3,554   $ (50,981)    $    --        $--        $ (51,075)
                                     ---------    ---------   ---------     -------        ---       ----------
Cash flows from investing
  activities:
   Capital expenditures............         --           --    (172,448)         --         --         (172,448)
   Advance under notes
     receivable....................         --       (7,500)        (50)         --         --           (7,550)
   Investment in subsidiaries......   (376,718)     376,718          --          --         --               --
   Capitalized interest on debt....         --           --      (3,863)     (9,760)        --          (13,623)
   Other...........................       (325)      (6,883)         --          --         --           (7,208)
                                     ---------    ---------   ---------     -------        ---       ----------
Net cash provided by (used in)
  investing activities:............   (377,043)     362,335    (176,361)     (9,760)        --         (200,829)
                                     ---------    ---------   ---------     -------        ---       ----------
Cash flows from financing
  activities:
   Proceeds from long term debt....         --      300,000          --          --         --          300,000
   Proceeds from senior
     subordinated debt.............         --      200,240          --          --         --          200,240
   Repayment of notes payable......    (22,100)          --          --          --         --          (22,100)
   Payment of debt issuance costs
     and other deferred charges....     (8,507)     (30,202)         --          --         --          (38,709)
   Intercompany receivable/
     payable.......................      4,556     (236,928)    222,612       9,760         --               --
   Proceeds from vendor discount...         --       15,000          --          --         --           15,000
   Issuance of preferred stock.....    163,370           --          --          --         --          163,370
   Issuance of common stock,
     net...........................    242,526           --          --          --         --          242,526
                                     ---------    ---------   ---------     -------        ---       ----------
Net cash provided by financing
  activities:......................    379,845      248,110     222,612       9,760         --          860,327
                                     ---------    ---------   ---------     -------        ---       ----------
Net increase (decrease) in cash and
  cash equivalents.................       (846)     613,999      (4,730)         --         --          608,423
Cash and cash equivalents at
  beginning of period..............        846           --          --     $    --         --              846
                                     ---------    ---------   ---------     -------        ---       ----------
Cash and cash equivalents at end of
  period...........................  $      --    $ 613,999   $  (4,730)    $    --        $--        $ 609,269
                                     =========    =========   =========     =======        ===       ==========

                                 TRITEL, INC.

                    ($ in thousands, except per share data)

                Condensed Consolidating Statement of Cash Flows
                     For the Year Ended December 31, 2000

                                       Tritel,   Tritel PCS,  Guarantor   NonGuarantor              Consolidated
                                        Inc.        Inc.     Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                       --------  ----------- ------------ ------------ ------------ ------------
Net cash used in operating activities. $(12,584)  $  (6,774)  $(157,031)    $    --        $--       $(176,389)
                                       --------   ---------   ---------     -------        ---       ---------
Cash flows from investing activities:
   Capital expenditures...............       --          --    (395,017)         --         --        (395,017)
   Capitalized interest on debt.......       --          --      (1,477)     (1,878)        --          (3,355)
   Purchase of assets from Alltel.....  (67,000)         --          --          --         --         (67,000)
   Decrease in restricted cash........       --       2,400          --          --         --           2,400
   Other..............................       --          --      (5,419)     (2,154)        --          (7,573)
                                       --------   ---------   ---------     -------        ---       ---------
Net cash provided by (used in)
  investing activities:...............  (67,000)      2,400    (401,913)     (4,032)        --        (470,545)
                                       --------   ---------   ---------     -------        ---       ---------
Cash flows from financing activities:
   Proceeds from revolving credit
     facility.........................       --      60,000          --          --         --          60,000
   Repayment of long term debt........       --          --          --      (1,240)        --          (1,240)
   Payment of debt issuance costs and
     other deferred charges...........     (199)         --          --          --         --            (199)
   Intercompany receivable/
     payable..........................   88,720    (648,403)    554,411       5,272         --              --
   Repurchase of voting preference
     stock............................  (10,000)         --          --          --         --         (10,000)
   Payment of stock issuance costs....     (195)         --          --          --         --            (195)
   Proceeds from exercise of stock
     options..........................    1,258          --          --          --         --           1,258
                                       --------   ---------   ---------     -------        ---       ---------
Net cash provided by (used in)
  financing activities:...............   79,584    (588,403)    554,411       4,032         --          49,624
                                       --------   ---------   ---------     -------        ---       ---------
Net decrease in cash and cash
  equivalents.........................       --    (592,777)     (4,533)         --         --        (597,310)
Cash and cash equivalents at beginning
  of period...........................       --     613,999      (4,730)         --         --         609,269
                                       --------   ---------   ---------     -------        ---       ---------
Cash and cash equivalents at end of
  period.............................. $     --   $  21,222   $  (9,263)    $    --        $--       $  11,959
                                       ========   =========   =========     =======        ===       =========

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


                Condensed Consolidating Statement of Cash Flows
                     For the Year Ended December 31, 2001

                                      Tritel,  Tritel PCS,  Guarantor   NonGuarantor              Consolidated
                                       Inc.       Inc.     Subsidiaries Subsidiaries Eliminations Tritel, Inc.
                                      -------  ----------- ------------ ------------ ------------ ------------
Net cash used in operating
 activities.......................... $  (159)  $ (27,856)  $ (92,575)    $     --       $--       $(120,590)
                                      -------   ---------   ---------     --------       ---       ---------
Cash flows from investing activities:
   Capital expenditures..............      --          --    (195,216)          --        --        (195,216)
   Capitalized interest on debt......      --          --      (1,679)          --        --          (1,679)
   Purchase of PCS Licenses/Sale
     of PCS Licenses.................      --          --        (134)     (11,509)       --         (11,643)
   Decrease in restricted cash.......      --       2,336          --           --        --           2,336
   Other.............................      --          --       2,228           --        --           2,228
                                      -------   ---------   ---------     --------       ---       ---------
Net cash provided by (used in)
  investing activities:..............      --       2,336    (194,801)     (11,509)       --        (203,974)
                                      -------   ---------   ---------     --------       ---       ---------
Cash flows from financing activities:
   Proceeds from revolving credit
     facility........................      --     (60,000)         --           --        --         (60,000)
   Repayment of long term debt.......      --          --          --       (1,942)       --          (1,942)
   Payment of debt issuance costs
     and other deferred charges......      --     (15,121)         --           --        --         (15,121)
   Intercompany receivable/
     payable.........................      --    (214,428)    228,773      (14,345)       --              --
   Investment in subsidiary..........      --     (27,796)     75,000       27,796        --          75,000
   Issuance of long-term debt........      --     450,000          --           --        --         450,000
   Other.............................  10,000          --          --           --        --          10,000
                                      -------   ---------   ---------     --------       ---       ---------
Net cash provided by financing
  activities:........................  10,000     132,655     303,773       11,509        --         457,937
                                      -------   ---------   ---------     --------       ---       ---------
Net increase in cash and cash
  equivalents........................   9,841     107,135      16,397           --        --         133,373
Cash and cash equivalents at
  beginning of period................      --      21,222      (9,263)          --        --          11,959
                                      -------   ---------   ---------     --------       ---       ---------
Cash and cash equivalents at end of
  Period............................. $ 9,841   $ 128,357   $   7,134     $     --       $--       $ 145,332
                                      =======   =========   =========     ========       ===       =========

                                 TRITEL, INC.

                    ($ in thousands, except per share data)


19.  Litigation

   Edwin Welsh v. Tritel, Inc. et al. (Welsh II). On August 28, 2000, Plaintiff Edwin Welsh filed a complaint in Mississippi state court, alleging that the Company, William M. Mounger, II (Mounger), E.B. Martin, Jr. (Martin), Airwave Communications, LLC (Airwave), and Digital PCS, LLC (Digital), among others, fraudulently induced him to settle a 1997 lawsuit, captioned Edwin Welsh v. William M. Mounger, II, et al., (Welsh I), that he had brought against the same parties (excluding the Company), by misrepresenting the Company's prospects for an initial public offering and the value of the Company's shares. The plaintiff also moved to re-open the final judgment dismissing Welsh
I. In November 2001, the Company settled Welsh II for $3,500 and, as a result, judgment was entered dismissing Welsh II as to the Company with prejudice.

   Pursuant to a Securities Purchase Agreement, dated May 20, 1998, and a License Purchase Agreement, dated May 20, 1999, (collectively, the Agreements) the Airwave and Digital Indemnitors (as those terms are defined in connection with the Agreements) and Mounger, Martin and Jerry M. Sullivan (Sullivan) (in their capacities as Airwave and Digital Indemnitors) agreed, under certain circumstances, to indemnify the Company in connection with Welsh I and II. The Company, Airwave, the Airwave Investor Indemnitors, and Digital, entered into a Settlement Agreement dated November 13, 2000, whereby certain shares owned by the Airwave and Digital Investor Indemnitors (the Escrowed Shares) were to be held in escrow until a dispute concerning the right to indemnification could be resolved. That dispute was scheduled for arbitration in early 2002. Simultaneously with the settlement of Welsh I and II, the Company settled the indemnification dispute with all of the Airwave and Digital Investor Indemnitors, except Sullivan, in respect of the Escrowed Shares. The Company is presently considering continuing the arbitration with Sullivan.

   Jerry M. Sullivan. v. Mounger, et al. On December 3, 2001, Jerry M. Sullivan (Sullivan), a former executive of the Company, filed a complaint in Mississippi state court against Mounger, Martin and the Company for alleged breaches of fiduciary duties and fraud in connection with the execution of his 1999 agreement with the Company terminating his relationship with the Company. Among other things, the termination agreement involved the exchange of Sullivan's restricted Tritel stock for unrestricted stock. In his complaint, Sullivan alleges the defendants are jointly and severally liable for compensatory damages of (i) at least $61,000, allegedly representing the trading value of the common shares that he sold back to the defendants, (ii) approximately $10,000 for his sale of his voting preference stock and (iii) punitive damages. Sullivan also requests an order voiding the release he signed in favor of the defendants in connection with the termination agreement. The Company believes that the claims are without merit and that the Company's defenses are meritorious. The Company is also considering potential cross claims against Sullivan and is seeking a stay of the action in conjunction with a demand that the claims between the parties be resolved through arbitration.

20.  Subsequent Events

   In January 2002, the Company received $75,000 from TeleCorp PCS as a capital contribution in accordance with the obligation under the Company's Senior Credit Facility.

   In January 2002, the Company paid William Mounger $10,000 on behalf of its parent, TeleCorp PCS, for termination of a put right. The payment reduced the Company's due to parent obligation included in current accrued expenses and other.

   On October 7, 2001, TeleCorp PCS, the parent of the Company, entered into a definitive Agreement and Plan of Merger with AT&T Wireless Services, Inc. and TL Acquisition Corp., a direct wholly-owned subsidiary

                                 TRITEL, INC.

                    ($ in thousands, except per share data)

of AT&T Wireless. Pursuant to the Merger Agreement, the Merger Sub was merged with and into TeleCorp PCS with TeleCorp PCS continuing as the surviving corporation and TeleCorp PCS ceasing to be a registrant with the SEC.

   In addition, on February 15, 2002, TeleCorp PCS was merged into AT&T Wireless, with AT&T Wireless continuing as the surviving corporation. At the time of the merger,

   . each issued and outstanding share of TeleCorp PCS's common stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series C and series E preferred stock was converted into and became exchangeable for a share of AT&T Wireless preferred stock that is substantially identical to the share of TeleCorp PCS preferred stock;

   . each issued and outstanding share of TeleCorp PCS's series A convertible preferred stock was converted into and became exchangeable for 82.9849 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series B preferred stock was converted into and became exchangeable for 81.2439 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series D preferred stock was converted into and became exchangeable for 27.6425 shares of AT&T Wireless common stock;

   . each issued and outstanding share of TeleCorp PCS's series F and G preferred stock was converted into and became exchangeable for 0.9 of a share of AT&T Wireless common stock; and

   . each issued and outstanding option to purchase a share of TeleCorp PCS common stock was converted into and became exchangeable for 0.9 of an option to purchase a share of AT&T Wireless common stock.

   As of February 15, 2002, subsequent to the AT&T Merger, the management agreement between TeleCorp Management Corp. and TeleCorp PCS was terminated. TeleCorp PCS paid $3,300 in cash as consideration to the members of TeleCorp Management Corp. for a non-compete agreement. Certain other members of senior management were terminated as of February 15, 2002.

   In February 2002, subsequent to the AT&T merger, AT&T Wireless purchased additional equity in TeleCorp PCS. Telecorp PCS then contributed $360,271 to the Company, after which the Company authorized the application of proceeds as follows:

   . $8,987 payment for the cancellation of the Company's interest rate swap agreements,

   . $2,922 payment to the Federal Communications Commission for an unjust enrichment fee assessed to the Company in connection with the merger of TeleCorp PCS and AT&T Wireless,

   . $45,391 payment to the Federal Communications Commission for outstanding principal, accrued interest and fees related to all outstanding indebtedness of the Company to the Federal Communications Commission,

   . $301,637 payment for outstanding principal, accrued interest and fees related to all outstanding indebtedness of the Company for the senior credit facility, and

   . $1,334 payment for cash collateral on the Company's behalf for a letter of credit.

   Upon completion of the AT&T Merger, the Company received consideration of approximately $16,600 for the transfer to a third party of C and F-block FCC licenses previously held by the Company.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Tritel, Inc.:

   We have audited the accompanying consolidated balance sheet of Tritel, Inc. and subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of operations, members' and stockholder's equity, and cash flows for each of the years in the two year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tritel, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Jackson, Mississippi
February 9, 2001